Form 10KSB
period 2006-12-31
SentiSearch, Inc.
filed 2007-04-02
CIK 1380024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File Number 000-52320
SENTISEARCH, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5655648 (I.R.S. Employer Identification Number)

1482 East Valley Road
Santa Barbara, California	93108	(805) 684-1830

(Address of principal executive office)	(Postal Code)	(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act: None
     Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year. $0.00.
The aggregate market value of the voting and non-voting common equity held by non-affiliates (which, for purposes of this calculation only, excludes our directors, executive officers and ten percent or greater stockholders of the Company) was $1,102,570, as computed by reference to the last sale price of the Company’s Common Stock, as reported by the OTC Bulletin Board, on March 22, 2007.
As of March 30, 2007, the Company had outstanding 7,694,542 shares of Common Stock.

SENTISEARCH, INC.
FORM 10-KSB
For the Fiscal Year Ended December 31, 2006
 -i-

PART I
Forward-looking Information
     This Annual Report on Form 10-KSB (including the section regarding Management’s Discussion and Analysis or Plan of Operations) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:
•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.
     We believe it is important to communicate our expectations. However, forward looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report on Form 10-KSB. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.
ITEM 1 DESCRIPTION OF BUSINESS.
Corporate History
     SentiSearch, Inc. (“SentiSearch” or “we” or “us” or the “Company”) is a Delaware corporation that was incorporated on October 3, 2006. We were previously a wholly-owned subsidiary of Sentigen Holding Corp. (“Sentigen”) and were incorporated solely for the purposes of holding the olfaction intellectual property assets of Sentigen and its subsidiary, Sentigen Biosciences, Inc. (“Sentigen Biosciences”). Prior to the merger between Sentigen and Invitrogen Corporation (“Invitrogen”) that was consummated on December 1, 2006, Sentigen separated its olfaction intellectual property assets from the businesses to be acquired by Invitrogen. This separation was accomplished through the contribution of Sentigen’s olfaction intellectual property assets to us on October 10, 2006 and the subsequent spin-off in which Sentigen distributed 100% of its ownership interest in us to its then stockholders on December 1, 2006. As a result of this spin-off, SentiSearch became a public, stand-alone company. It is not expected that there will be a significant ongoing relationship between us and Sentigen. Any additional arrangements with Sentigen will be negotiated on an arm’s length basis. Our principal executive offices are located at 1482 East Valley Road, Santa Barbara, California 93108.
Overview
     The olfaction intellectual property assets that we hold primarily consist of an exclusive worldwide license issued by The Trustees of Columbia University in the City of New York (“Columbia”), as described in more detail below under the heading “Licensed Products and Services” (the “Columbia License”), and certain patent applications titled “Nucleic Acids and Proteins of Insect or 83b odorant receptor genes and uses thereof.” The olfaction intellectual property assets are also referred to herein as “our olfaction intellectual property.” We are currently a development stage company and have a limited operating history. Our planned principal operations have not commenced and we have no employees. We intend to establish a new business. We have not generated any revenues from operations and have no assurance of any future revenues. All losses accumulated since commencement of our business have been considered as part of our development stage activities. Prior to the spin-off from Sentigen, our business was operated within Sentigen as part of its broader corporate organization rather than as a stand-alone company. Historically, Sentigen performed certain corporate functions for us. Sentigen no longer provides assistance to us and we are responsible for the additional costs associated with being an independent public company, including costs related to corporate governance, quoted securities and investor relations issues.
Licensed Products and Services
     On April 10, 2000, Sentigen Biosciences, a then wholly-owned subsidiary of Sentigen, entered into a license agreement with Columbia for an exclusive worldwide right to the Columbia License. On October 10, 2006, we entered into a contribution agreement with Sentigen pursuant to which Sentigen transferred to us all of its olfaction intellectual property, including the Columbia License. On October 17, 2006, Columbia consented to the assignment of the Columbia License from Sentigen Biosciences to us subject to certain conditions, all of which have been satisfied to the extent currently required.
     The exclusive license agreement provides us with worldwide rights to certain of Columbia’s patent applications and other rights in the areas of insect chemosensation and olfaction. The Columbia License gives us an exclusive license to develop, manufacture, have made, import, use, sell, distribute, rent or lease (i) any product or service the development, manufacture, use, sale, distribution, rental or lease of which is covered by a claim of a patent licensed to us under the Columbia License or (ii) any product or service that involves the know-how, confidential information and physical materials conveyed by Columbia to us relating to the patents licensed from Columbia (collectively, the “Licensed Products/Services”). Pursuant to the Columbia License, Sentigen was required to contribute a minimum of $1,000,000 into Sentigen Biosciences by April 2001 or be involved in active negotiations to raise $1,000,000 in additional funding. Sentigen satisfied this provision through the consummation of a private placement in November 2000 in which 863,834 shares of Sentigen common stock were sold for aggregate gross proceeds of $5,183,004. The Columbia License also required that a minimum of $50,000 per six month period or $100,000 per annual period be spent on bona fide research and development of the patents and licenses subject to license from April 2002 through April 2004 or Sentigen must have been involved in active negotiation to raise $1,000,000 in additional funding. Sentigen satisfied this provision through April 2004. In consideration of the Columbia License, Columbia was issued 75,000 shares of Sentigen common stock and will receive royalties of 1% of the net sales of any Licensed Products/Services.
     The term of the licenses granted under the Columbia License extends until the later of the date of expiration of the last to expire of the licensed patents relating to any Licensed Product/Service or ten years from the first sale of any Licensed Product/Service.
     The potential uses of the olfaction intellectual property assets derived from the Columbia License consist of three families of patent applications relating to (i) odorant receptors and their uses, (ii) cloning of vertervrate pheromone receptors and their uses and (iii) genes encoding insect odorant receptors and their uses. We believe that the applications most likely to be useful in the near future are in the area of insect control, because insects operate entirely through sense of smell and taste for feeding, mating, locating egg-laying sites and general navigation. Blocking the insect sense of smell and taste may afford a potential strategy to inhibit insect reproduction, feeding behavior, and prevent damage to humans, animals, crops and stored products. Such a technology would not require genetic modification of the plant or insect and may rely solely on compounds that are natural, non-toxic and compatible with organic farming methods. This technology has the potential to offer a high level of specificity providing for the targeting of an individual species, reduction of environmental disruption and less chance of insect resistance.
     In addition to the Columbia License we have certain patent applications relating to nucleic acids and proteins of insect or 83b odorant receptor genes and their uses. These patent applications relate to the isolation of a gene that appears to be ubiquitous among insects. This gene has been identified in various species of insects, including many that have a profound effect on agricultural production and human health. The identification of this gene, and the protein that it expresses, may enable the development of high-throughput screening methods to discover compounds that attract insects to a particular site (and away from one where their presence is undesirable), or develop materials that are distasteful to the insects’ sense of “smell,” thereby making agricultural products, for example, undesirable to them.
     We believe that our olfaction intellectual property may be of value to non-profit and commercial partners wishing to develop novel, safer and more effective means to control pest insects through molecular manipulation of insect olfaction and taste. This effort would aim to identify receptor molecules that control key aspects of insect behavior and discovering compounds that block or activate the function of these receptors and to identify new compounds that may have use in agricultural crop protection and insect-borne disease management such as agents that completely block the insect sense of smell rendering an individual or a field invisible to insects. Other potential products include new and effective insect repellants and novel potent attractants for use in insect bait stations and traps.
     We believe the applications offering the greatest potential for developing products in the intermediate term are for mosquito repellant to be sold by household product companies. Other potential markets for our olfaction intellectual property include:
•	food production;

•	agricultural chemical companies;

•	organic; and

•	pharmaceutical companies.
     Our executive officer and board of directors are also seeking opportunities with non-profit agencies and with potential commercial partners to leverage our olfaction intellectual property for the development of control agents for biting insects, in particular, insect vectors of malaria and other diseases. If these endeavors are successful, additional capital commensurate with such an undertaking will need to be raised.
     In particular, additional steps to commercialize the intellectual property assets may include:
•	obtaining research and development grants;

•	developing commercially feasible products;

•	filing and obtaining additional patents;

•	entering into licensing, marketing or joint venture agreements;

•	applying the olfaction intellectual property to a commercially viable product;

•	developing and implementing a marketing plan in conjunction with a partner or licensee;

•	controlling quality and cost in the manufacturing process in conjunction with a partner or licensee;

•	selling products on a profitable basis in conjunction with a partner or licensee; and

•	structuring an agreement that will enable us to enjoy the profits of our products.

     However, there is no guarantee that commercial opportunities will arise from our efforts to develop our olfaction intellectual property. We currently do not have any research and development grant applications outstanding nor can we predict whether we will receive any research and development grants or other commercial funding in the near future. No commercially feasible products are imminently foreseeable and we are not currently in discussion with anyone concerning a development, licensing, marketing or joint venture agreement to commercialize our olfaction intellectual property. In order to commercialize our intellectual property assets we believe we must enter into a transaction with a party who can utilize our patent applications or feels our patent applications could not be circumvented.
Competition
     We face competition primarily from universities, including Yale University and Vanderbilt University, who are conducting the leading research and patent applications pertaining to areas relevant to olfaction technology. These competitors have greater financial, management, technological, research and development, sale, marketing and other resources than we do.
Employees
     We currently do not have any employees. In the event we are able to commercialize our research and development activities, or prospects for doing so appear significant, we would expect at that time to hire employees. Presently, Joseph K. Pagano, our Chairman and Chief Executive Officer, devotes his time to our Company for no consideration.
Government Regulation
     In the event we are able to commercialize our research and development activities and depending on the development objectives and uses of any of our potential products, we may become subject to government regulation by certain government agencies including the Food and Drug Administration and the Environmental Protection Agency. In addition, we may become subject to various other federal, state and local regulatory and licensing requirements as the same are promulgated from time to time. We will monitor and comply with any requirements which may, from time to time, become applicable to us. Failure by us to comply with any applicable requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants.
ITEM 2 DESCRIPTION OF PROPERTY.
     Our principal executive offices are located at 1482 East Valley Road, Box 608, Santa Barbara, California 93108. However, this is the business address of Joseph K. Pagano, our Chairman and Chief Executive Officer, Secretary and Treasurer, and is currently provided to us at no cost. We have no real property assets.
ITEM 3 LEGAL PROCEEDINGS.
Legal Proceedings
     None.
ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

PART II
ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Market Information
     Following our spin-off from Sentigen, our common stock was listed for quotation on the OTC Bulletin Board under the symbol “SSRC” during December 2006. The following table sets forth for the period indicated and as reported on the OTC Bulletin Board, the high and low bid prices for our common stock. Such quotations reflect inter-dealer prices, without retain mark-up, markdown or commission and may not necessarily represent actual transactions.

	Bid Price
	High	Low
2006 Fourth Quarter (commencing on October 1, 2006)	0	0
Holders
     As of December 31, 2006, we had approximately 51 stockholders of record.
Dividends
     We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the board of directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects and other factors that the board of directors considers relevant.
ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
Forward-looking Information
     The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. The Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Exchange Act, including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:
•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

     We believe it is important to communicate our expectations. However, forward-looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under “Description of Business” and elsewhere in this Annual Report on Form 10-KSB. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.
Introduction
     We were previously a wholly-owned subsidiary of Sentigen. Sentigen and its subsidiary, Sentigen Biosciences previously owned all right and title to the olfaction intellectual property assets. Prior to its merger with Invitrogen, Sentigen separated its olfaction intellectual property assets from the businesses expected to be acquired by Invitrogen. This separation was accomplished through the contribution of Sentigen’s olfaction intellectual property assets to us on October 10, 2006 and the subsequent spin-off in which Sentigen distributed 100% of its ownership interest in us to its then stockholders on December 1, 2006.
     While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. Although we have an exclusive license agreement with Columbia, no patents have yet been issued, nor can any assurance be given that our patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.
Critical Accounting Policies and Use of Estimates
     The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our critical accounting policies include:
Impairment of intangibles
     Our intangible assets consist of license costs of $109,092 as of December 31, 2006, and are the result of the Columbia License. The value of the license reflects the closing share price of our common stock on April 10, 2000 (the closing date of the Columbia License) multiplied by the 75,000 shares of Sentigen common stock issued to Columbia University less accumulated amortization. The value of the license is subject to an amortization period of 10 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment was conducted by an outside firm that concluded the fair market value of the olfaction technology was between $120,000 and $190,000 as of August 2006. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss of $122,996 was recognized as amortization expense in August 2006. We believe no further impairment loss is necessary as of April 2, 2007.
Off-Balance-Sheet Arrangements
     As of April 2, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(c) of Regulation S-B.

Plan of Operations
General
     We are a development stage company as defined in Financial Accounting Standard Board (“FASB”) Statement No. 7, “Accounting and Reporting by Development Stage Enterprises.” Our planned principal operations have not yet commenced and we have no employees. We intend to establish a new business. We have not generated any revenues from operations and have no assurance of any future revenues. All losses accumulated since commencement of our business have been considered as part of our development stage activities.
     Prior to the spin-off on December 1, 2006, our business was operated within Sentigen as part of its broader corporate organization rather than as a stand-alone company. Historically, Sentigen performed certain corporate functions for us. Our historical financial statements included herein do not reflect the expense of certain corporate functions we would have needed to perform if we were not a wholly-owned subsidiary. Following the distribution, Sentigen no longer provides assistance to us and we are responsible for the additional costs associated with being an independent public company, including costs related to corporate governance, quoted securities and investor relations issues. Therefore, you should not make any assumptions regarding our future performance based on the financial statements.
     While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. Although we have an exclusive license agreement with Columbia, no patents have yet been issued, nor can any assurance be given that our patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.
     Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. Our limited financial resources presently are insufficient to fund operations and capital requirements for the next 12 months. Additional funding may be received through, among others, the sale of equity or loans (including possibly loans made to the Company by Mr. Pagano and other of our affiliates). We will need substantial amounts of additional financing to commercialize the research programs undertaken by us, which financing may not be available on favorable terms, or at all. Our ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise doubt about our ability to continue as a going concern should we be unable to realize revenues from our olfaction technology or raise additional funds in the future.
Plan of Operations over the Next 12 Months
     We believe that our olfaction intellectual property may be of value to non-profit and commercial partners wishing to develop novel, safer and more effective means to control pest insects through molecular manipulation of insect olfaction and taste. This effort would aim to identify receptor molecules that control key aspects of insect behavior and discovering compounds that block or activate the function of these receptors and to identify new compounds that may have use in agricultural crop protection and insect-borne disease management such as agents that completely block the insect sense of smell rendering an individual or a field invisible to insects. Other potential products include new and effective insect repellants and novel potent attractants for use in insect bait stations and traps.
     Our executive officer and board of directors are also seeking opportunities with non-profit agencies and with potential commercial partners to leverage our olfaction intellectual property for the development of control agents for biting insects, in particular, insect vectors of malaria and other diseases.

Product Research and Development
     We currently do not have any research and development grant applications outstanding nor can we predict whether we will receive any research and development during the next twelve (12) months. We are unable at this time to predict a level of spending, if any, for product research and development activities during the next twelve (12) months, all of which will be dependent upon the implementation of our business plan.
Acquisition of Plant and Equipment and Other Assets
     We do not anticipate the purchase or sale of any material property, plant or equipment during the next 12 months.
Number of Employees
     We currently have no employees. In the event we are able to commercialize our research and development activities or prospects for doing so appear significant, we would expect at that time to hire employees. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional costs for personnel.
Operating Expenses
     General and administrative costs primarily include professional audit fees and legal fees incurred in processing our patent applications and our formation. For the period April 10, 2000 (Commencement of Predecessor Business) to December 31, 2006, we incurred (i) $246,453 of legal expenses which were chargeable to us under our exclusive license agreement with Columbia, (ii) $62,256 of legal fees in processing patent applications, (iii) $33,500 of professional auditing fees, and (iv) $187,222 of professional legal fees associated with our formation.
     Amortization expense includes the amortization of our license costs. For the period April 10, 2000 (Commencement of Predecessor Business) to December 31, 2006, amortization expense was $331,533. The original value of the license of $440,625 reflects the closing share price of our common stock on April 10, 2000. The value of the license, net of amortization as of December 31, 2006 and December 31, 2005 was $109,092 and $291,596 respectively. The remaining licensing costs are being amortized on a straight line basis through April 2010.
Liquidity and Capital Resources
     At December 31, 2006, we had $67,893 in cash and cash equivalents. Our working capital at December 31, 2006 was $28,684.
     We believe that our limited financial resources are insufficient to fund operations and capital requirements for at least the next 12 months. Additional funding may be received through, among others, the sale of equity or loans (including possibly loans made to the Company by Mr. Pagano and other of our affiliates). We will need additional amounts of financing to fully realize the research programs undertaken by us, which financing may not be available on favorable terms, or at all. It is possible that any such financing may be dilutive to current stockholders and the terms of any debt financings likely could contain restrictive covenants limiting our ability to do certain things, including paying dividends. Our ability to obtain financing depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. We intend to continually review the commercial validity of the olfaction technology, in order to make the appropriate decisions as to the best way to allocate our limited resources.
Inflation
     Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt (if any) may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during the years ended December 31, 2005 and 2006.
Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets,” an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of this statement on January 1, 2006 did not have a material effect on the Company’s financial statements.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We do not expect the adoption of FIN 48 will have a material impact on our financial condition or results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, and exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g. January 1, 2008, for calendar year-end entities.) We do not expect the adoption of SFAS 157 will have a material impact on our financial conditions or results of operations.

ITEM 7 FINANCIAL STATEMENTS.
SENTISEARCH, INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
SentiSearch, Inc.
Santa Barbara, California
We have audited the accompanying balance sheet of SentiSearch, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the years in the two year period then ended and for the period April 10, 2000 (commencement of business) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SentiSearch, Inc. (a development stage company) as of December 31, 2006, and the results of its operations and its cash flows for each of the years in the two year period then ended and for the period April 10, 2000 (commencement of business) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage and has suffered recurring losses. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Raich Ende Malter & Co. LLP
RAICH ENDE MALTER & CO. LLP
East Meadow, New York

April 2, 2007

SENTISEARCH, INC.
(A Development Stage Company)
Balance Sheet
December 31, 2006

ASSETS
Current Assets
Cash and cash equivalents	$67,893

Other Assets
License cost	440,625
Less: Accumulated amortization	(331,533)

109,092

$176,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$39,210

Stockholders’ Equity
Common stock — $0.0001 par value, 8,000,000 shares authorized, 7,694,542 shares issued and outstanding	769
Additional paid in capital	998,565
Deficit accumulated during development stage	(861,559)

137,775

$176,985

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Operations

			For the Period
			April 10, 2000
	For the		(Commencement
	Years Ended		of Business)
	December 31,		Through
	2005	2006	December 31, 2006
Revenues	$—	$—	$—

Direct Costs	—	—	—

Income After Direct Costs	—	—	—

Operating Expenses
General and administrative	34,951	255,065	530,026
Amortization	25,919	182,504	331,533

Net Loss	$(60,870)	$(437,569)	$(861,559)

Basic and Diluted Loss Per Share	$(0.01)	$(0.06)

Weighted Average Shares Outstanding	7,694,542	7,694,542

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)

					Deficit Accumulated
			Subscription	Additional Paid-In	During Development
	Shares	Amount	Receivable	Capital	Stage	Total
Balance - April 10, 2000 - commencement of business	—	$—	$—	$—	$—	$—
Net loss	—	—		—	(47,763)	(47,763)

Balance - December 31, 2000	—	—	—	—	(47,763)	(47,763)

Net loss	—	—	—	—	(63,169)	(63,169)

Balance - December 31, 2001	—	—	—	—	(110,932)	(110,932)

Net loss	—	—	—	—	(65,936)	(65,936)

Balance - December 31, 2002	—	—	—	—	(176,868)	(176,868)

Net loss	—	—	—	—	(77,083)	(77,083)

Balance - December 31, 2003		—	—	—	(253,951)	(253,951)

Net loss	—	—	—	—	(109,169)	(109,169)

Balance - December 31, 2004	—	—	—	—	(363,120)	(363,120)

Net loss	—	—	—	—	(60,870)	(60,870)

Balance - December 31, 2005	—	—	—	—	(423,990)	(423,990)

Net loss	—	—	—	—	(320,747)	(320,747)

Balance - October 2, 2006		—	—	—	(744,737)	(744,737)
Issuance of common stock - October 3, 2006	7,694,542	769	(769)	—	—	—
Additional contribution of capital - October 10, 2006	—	—	769	249,231	—	250,000
Contribution to capital of license costs and assumption of liability - October 10, 2006	—	—	—	749,334	—	749,334
Net loss	—	—	—	—	(116,822)	(116,822)

Balance - December 31, 2006	7,694,542	$769	$—	$998,565	$(861,559)	$137,775

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
			April 10, 2000
	For the		(Commencement
	Years Ended		of Business)
	December 31,		Through
	2005	2006	December 31, 2006
Cash Flows from Operating Activities
Net loss	$(60,870)	$(437,569)	$(861,559)

Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization	(25,919)	182,504	331,533
Increase in accounts payable and accrued expenses	34,951	72,958	347,919

	—	(182,107)	(182,107)

Cash Flows from Financing Activities
Proceeds from issuance of stock	—	250,000	250,000

Net Increase in Cash and Cash Equivalents	—	67,893	67,893

Cash and Cash Equivalents - beginning	—	—	—

Cash and Cash Equivalents - end	$—	$67,893	$67,893

Supplemental Disclosures of Cash Flow Information
Noncash from financing activities:
Assumption of liability by Sentigen Holding Corp.	$—	308,709	$308,709

Stock of Sentigen Holding Corp. issued for license costs	$—	$—	$440,625

See notes to financial statements.

Notes to Financial Statements
1. Organization and Nature of Operations
     SentiSearch, Inc. (“we,” “SentiSearch,” and “the Company”) was a wholly-owned subsidiary of Sentigen Holding Corp. (“Sentigen”) until the December 1, 2006 “spin-off”, discussed below. We are a development stage company and have a limited operating history. We were incorporated in the State of Delaware on October 3, 2006 to hold the olfaction intellectual property assets of Sentigen Holding Corp. and its subsidiaries.
     On October 10, 2006, in connection with its merger with Invitrogen Corporation, Sentigen separated its olfaction intellectual property assets from the businesses being acquired by Invitrogen Corporation. The distribution of SentiSearch shares to the shareholders of Sentigen, commonly referred to as a “spin-off,” took place immediately prior to the consummation of the merger. In connection with the distribution, on October 10, 2006, we entered into a distribution agreement with Sentigen, pursuant to which Sentigen contributed $250,000 to our capital. Also on October 10, 2006, we entered into a contribution agreement with Sentigen, pursuant to which Sentigen transferred to us all of its olfaction intellectual property. The olfaction intellectual property assets primarily consist of an exclusive license agreement with The Trustees of Columbia University in the City of New York (“Columbia”), dated April 10, 2000 (the “Columbia License”), and certain patent applications titled “Nucleic Acids and Proteins of Insect or 83b odorant receptor genes and uses thereof.”
     While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. Although we have an exclusive license agreement with Columbia, no patents have yet been issued, nor can any assurance be given that our patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.
2. Basis of Presentation
     The financial statements for the period April 10, 2000 (Commencement of Business) to December 31, 2006 differ from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the periods from April 10, 2000 through December 31, 2006. Our business was operated within Sentigen Holding Corp. as part of its broader corporate organization rather than as a stand-alone company. Our historical financial statements do not reflect the expense of certain corporate functions that we would have needed to perform if we were not a wholly-owned subsidiary.
     We are a development stage company as defined in Financial Accounting Standard Board (“FASB”) Statement No. 7, “Accounting and Reporting by Development Stage Enterprises.” Our planned principal operations have not yet commenced and we have no employees. We intend to establish a new business. We have not generated any revenues from operations and have no assurance of any future revenues. All losses accumulated since commencement of our business have been considered as part of our development stage activities.
     Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. Our limited financial resources are insufficient to fund operations and capital requirements for the next 12 months. Additional funding may be received through, among others, the sale of equity or loans (including loans made to the Company by our directors). We will need substantial amounts of additional financing to commercialize the research programs undertaken by us, which financing may not be available on favorable terms, or at all.

Our ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about our ability to continue as a going concern should we be unable to realize revenues from our olfaction technology or raise additional funds in the future.
3. Summary of Significant Accounting Policies
a.	Cash and Cash Equivalents – Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.

b.	License Costs – The costs of intangible assets that are purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) are accounted for in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The amortization of those intangible assets used in research and development activities is a research and development cost. However, the costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are research and development costs at the time the costs are incurred. We determined that the licensing costs arising from our exclusive licensing agreement with The Trustees of Columbia University have alternative future uses. These costs have been capitalized and are being amortized on a straight-line basis through April 2010 (see Note 5).

c.	Impairment – Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset or fair market value. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe that none of our intangible and long-lived assets are impaired as of December 31, 2006 (see Note 5).

d.	Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

e.	Income Taxes – Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carry-forwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established if it is determined to be more likely than not that deferred tax assets will not be recovered.

f.	Loss Per Share – The accompanying financial statements include loss per share calculated as required by FASB Statement No. 128 “Earnings Per Share” on a “pro-forma” basis as if we were a separate entity from the period April 10, 2000 (commencement of business) until October 3, 2006 (our date of incorporation). Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. FASB Statement No. 128 prohibits adjusting the denominator of diluted Earnings Per Share for additional potential common shares when a net loss from continuing operations is reported. As of December 31, 2006, SentiSearch, Inc. had no such securities outstanding or exercisable.

g.	Fair Value of Financial Instruments – The carrying value of cash and cash equivalents and accounts payable and accrued expenses payable approximates fair value because of the short-term maturity of those instruments.
4. Income Taxes
     SentiSearch was a member of the Sentigen consolidated group for federal income tax purposes for the period October 3, 2006 through December 1, 2006. Prior to October 3, 2006, the assets and the related business of SentiSearch were owned and operated by Sentigen. Such business was the predecessor of SentiSearch, which became a separate legal entity on October 3, 2006. As such, any deductions generated by the Company’s assets prior to October 3, 2006 were utilized by, or remain with, the consolidated group, Sentigen. The Company was allocated its share of the consolidated group’s net operating loss for the period October 3, 2006 through December 1, 2006. The table below reflects the deferred tax assets from net operating loss carryforwards “as if” the Company was a stand alone legal entity from the period April 10, 2000 through October 2, 2006.
     Deferred taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting and the amounts recognized for income tax purposes as well as the tax effects of net operating loss carryforwards. The significant components of net deferred tax assets are as follows:

	December 31,	December 31,
	2005	2006
Net operating loss carryforwards	$169,596	$2,887
Amortization	—	43,842
Less: Valuation allowance	(169,596)	(46,729)

Net deferred tax assets	$—	$—

     We believe that it is more likely than not that the deferred tax assets will not be realized and have therefore provided a valuation allowance in the accompanying balance sheet equal to the entire amount of the deferred tax assets.

     The provision for income taxes on continuing operations differs from the amount using the statutory federal income tax rate (34%) as follows:

			For the period April 10, 2000
			(Commencement of
	For the year ended	For the year ended	Predecessor Business) to
	December 31, 2005	December 31, 2006	December 31, 2006
At Statutory Rates	$(20,696)	$(148,774)	$(292,930)
State income taxes, net of federal benefit	(3,652)	(26,254)	(51,694)
NOL’s utilized by Sentigen		297,895	297,895
Increase in valuation allowance	24,348	(122,867)	46,729

Provision for income taxes	$—	$—	$—

     At December 31, 2006 the Company has federal and state of New Jersey net operating loss carryforwards of $7,217 for each tax jurisdiction, available to offset future federal and state taxable income. These carryforwards will expire on December 31, 2026. In addition, the Company has a deferred tax asset of $43,842 related to a basis difference in its intangible asset, which is also available to offset future federal and state taxable income. There are no tax-related balances due to or from any entities of which the Company was previously affiliated.
5. Exclusive License Agreement
     On April 10, 2000, Sentigen Biosciences, Inc. (“Sentigen Biosciences”), a wholly-owned subsidiary of Sentigen Holding Corp. (“Sentigen”), entered into a license agreement with The Trustees of Columbia University in the City of New York (“Columbia”) for an exclusive worldwide right to Columbia’s patent applications and other proprietary rights in the areas of insect chemosensation and olfaction (the “Columbia License”).
     In consideration of the Columbia License, Columbia was issued 75,000 shares of Sentigen Holding Corp. common stock and will receive royalties of 1% of the net sales of any licensed products or services. The Columbia License required us to contribute a minimum of $1,000,000 into Sentigen Biosciences within one year of the date of the agreement (by April 2001) or we must have been involved in active negotiations to raise $1,000,000 in additional funding. This provision was satisfied through the consummation of a private placement in November 2000 in which 863,834 shares of common stock of Sentigen were sold for $6.00 per share for aggregate gross proceeds of $5,183,004.
     Another provision of the agreement required that a minimum of $50,000 per six month period or $100,000 per annual period be spent on bona fide research and development of the patents and licenses subject to the agreement from the second through the fourth years of the agreement (April 2002 through April 2004) or we must have been involved in active negotiation to raise $1,000,000 in additional funding. This provision was satisfied through April 2004.
     On October 10, 2006, we entered into a contribution agreement with Sentigen pursuant to which Sentigen transferred to us all of its olfaction intellectual property, including the Columbia License. On October 17, 2006, Columbia consented to the assignment of the Columbia License from Sentigen Biosciences to SentiSearch subject to certain conditions, all of which have already been satisfied to the extent currently required.

     The value of this license agreement is recorded as license costs, net of accumulated amortization on the accompanying balance sheets. The original value of the license costs reflects the closing share price of Sentigen Holding Corp.’s common stock on April 10, 2000. The value of the license costs, net of amortization as of December 31, 2006 and 2005 was $109,092 and $291,596, respectively.
     Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review of our olfaction technology was performed by Charter Capital Advisers, Inc. in August 2006 which concluded that the estimated range of fair value was $120,000 to $190,000. An impairment loss of $122,996 was recognized as amortization expense in August 2006 as the amount of the excess of the carrying value over the fair market value of the asset.
     The license costs are being amortized on a straight line basis through April 2010. The following table details the expected amortization costs of the license over the next five years:

For the years ended:	Expected amortization expense
2007	$32,727
2008	32,727
2009	32,727
2010	10,911

Total	$109,092

6. Recently Issued Accounting Pronouncements
     In December 2004, the FASB issued Statement No. 153, “Exchanges of Nonmonetary Assets,” an Amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.” Statement No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Statement No. 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of this statement on January 1, 2006 did not have a material effect on the Company’s financial statements.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We do not expect the adoption of FIN 48 will have a material impact on our financial condition or results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, and exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g. January 1, 2008, for calendar year-end entities.) We do not expect the adoption of SFAS 157 will have a material impact on our financial conditions or results of operations.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     On February 27, 2007, Raich Ende Malter & Co. LLP (“Raich”) was dismissed by us, as our independent registered public accounting firm. The decision to change accountants was recommended by our board of directors.
     The audit report of Raich on our financial statements as of and for the fiscal years ended December 31, 2004 and 2005, and for the periods April 10, 2000 to October 11, 2006, January 1, 2006 through October 2, 2006 and October 3, 2006 through October 11, 2006, did not contain an adverse opinion, and were not qualified or modified as to audit scope or accounting principles, except as follows: in its audit report dated October 19, 2006, Raich included a modification expressing substantial doubt about our ability to continue as a going concern because we are in the development stage and have suffered recurring losses.
     In connection with the audits of the two fiscal years ended December 31, 2004 and 2005 and the subsequent interim period through the date of dismissal of Raich, there have been no disagreements with Raich on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Raich would have caused Raich to make reference thereto in its reports on the financial statements of SentiSearch, Inc. for such fiscal years. None of the reportable events described in Item 304(a)(1)(iv) of Regulation S-B occurred within our fiscal years ended December 31, 2004 and 2005 or the subsequent interim period through the date of dismissal of Raich.
     We provided Raich with a copy of the foregoing disclosures and requested Raich to furnish a letter addressed to the Securities and Exchange Commission stating whether Raich agrees with the foregoing statements and, if not, stating the respects in which it does not agree. A copy of the letter, dated March 5, 2007, furnished by Raich is filed as Exhibit 16.1 to our current report on Form 8-K that was filed with the Securities and Exchange Commission on March 5, 2007.
     Raich has been reappointed as our principal independent registered public accounting firm effective on March 27, 2007. The decision to reappoint and engage Raich as principal independent registered public accounting firm has been approved by our board of directors.
ITEM 8A. CONTROLS AND PROCEDURES
Controls and Procedures
     As of December 31, 2006, Joseph K. Pagano, who is our Chief Executive Officer, Secretary and Treasurer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) of the Exchange Act) thereunder. Based upon that evaluation, Mr. Pagano concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
     During the fourth quarter of fiscal year 2006, there was no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies
ITEM 8B. OTHER INFORMATION
     None.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Directors and Executive Officer
     Set forth below are the names, ages and current positions of our executive officer and directors. We do not have any employees, although Joseph K. Pagano has agreed to serve as our Chief Executive Officer, Secretary and Treasurer initially for no compensation.

Name	Age	Position
Joseph K. Pagano	62	Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors
Frederick R. Adler	81	Director
Thomas J. Livelli	53	Director
     Set forth below is a brief description of the business experience of our executive officer and directors listed above.
     Joseph K. Pagano has served as our Chief Executive Officer, Secretary and Treasurer and as the Chairman of our Board since our formation in October 2006 and as the Chairman of the Board of Sentigen from 1996 until November 2006. He served as Sentigen’s Chief Executive Officer and President from 1996 through March 21, 2006. Mr. Pagano has been a private investor for more than the past five years. Mr. Pagano has been active in venture capital for over 20 years, with investments in a wide variety of industries, including information and technology, medical equipment, biotechnology, communications, retailing and outsourcing. He was a founding investor in Ribi Immunochem, one of the earliest biotechnology companies to go public and one of the first to focus on cancer vaccines. He participated in the early round financing of Amcell Cellular Communication, which was sold to Comcast. He was a founding investor of NMR of America, the first MRI center business to go public and was also a founding shareholder and director of Office Depot, the first office warehouse to go public.
     Frederick R. Adler has been our director since our formation in October 2006 and was a director of Sentigen from May 1996 until November 2006. Mr. Adler is Managing Director of Adler & Company, a venture capital management firm he organized in 1968, and a general partner of its related investment funds. He is also a director of SIT Investments, Inc., an investment management firm located in Minneapolis, Minnesota and from 1977 to 1995 was a trustee and member of the Finance Committee of Teachers Insurance and Annuity Association. Mr. Adler is a retired partner of the law firm of Fulbright & Jaworski L.L.P. and was previously a senior partner in the firm and of counsel to the firm. From 1982 to 1996 he was a director of Life Technologies, Inc., a significant supplier in the biotechnology area, serving at various times until January 1, 1988 as either its Chairman or its Chief Executive Officer and after 1988 as Chairman of its Executive Committee. He has been a founding investor and a director of a number of biotechnology firms including Biotechnology General (now Savient) and Synaptic. Mr. Adler is a graduate of Brooklyn College and graduated Magna Cum Laude from The Harvard Law School.
     Thomas J. Livelli has been our director since our formation in October 2006 and was a director of Sentigen from June 1998 until November 2006. He has served as Sentigen’s President and Chief Executive Officer from March 21, 2006 until December 1, 2006 and the President and Chief Executive Officer of Cell & Molecular Technologies, Inc. (“CMT”) since May 1997. He was also President of

CMT’s predecessor company from 1987 until May 1997. From January 1986 until July 1997, Mr. Livelli was a laboratory manager at the Howard Hughes Medical Institute at Columbia University. Prior to 1986, Mr. Livelli worked at Merck Research Laboratories and Cistron Biotechnology, directing their respective gene expression programs. While at Cistron, Mr. Livelli was a visiting scholar at Columbia University. Mr. Livelli maintains a part-time faculty appointment at Columbia University College of Physicians & Surgeons in the Department of Neurobiology and Behavior.
Section 16(a) Beneficial Reporting Compliance
     Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC, and to furnish to us copies of such reports. Based solely on the review of the copies of the forms received, by us, during the December 31, 2006 fiscal year, no insider was late in filing a Form 3 or a Form 4 under Section 16(a)(2) of the Exchange Act, except as follows:
     Messrs. Pagano, Livelli and Adler became directors as of November 30, 2006, the date our Registration Statement on Form 10-SB was declared effective. Messrs. Pagano and Livelli subsequently reported the event on Form 3s filed on December 4, 2006. Mr. Adler, however, did not report the event on a Form 3 until December 7, 2006. In addition, Mr. Adler did not report his receipt of the shares of our stock in connection with the spin-off from Sentigen on December 1, 2006 on a Form 4 until December 7, 2006.
Code of Ethics
     We have not yet adopted a formal code of ethics governing our executive officer and directors. We have not adopted a code of ethics because we have minimal operations. Our board of directors will address this issue in the future when determined to be appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.
Committees
     We do not and, for at least the near future, will not have an audit, nominating or compensation committee because we believe that our board of directors is capable of performing the respective functions of the foregoing committees as a result of our size. As a consequence, we do not have an audit committee financial expert. In addition, we have not adopted any procedures by which our stockholders may recommend nominees to our Board of Directors.
ITEM 10 EXECUTIVE COMPENSATION.
     Our executive officer and directors are not compensated for the services they provide other than with respect to reimbursement of out of pocket expenses actually incurred. In the future, if and when our operations so dictate, we may approve payment of salaries for our executive officer and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other such benefits. We have no equity compensation plans. In addition, none of our executive officer or directors is a party to any employment agreements.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table provides information with respect to the beneficial ownership of our common stock as of March 30, 2007 by (1) each of our stockholders who is known to us to be a beneficial owner of more than 5% of our outstanding common stock, (2) each of our directors, (3) our named executive officer, and (4) our executive officer and all of our directors as a group.

	Amount of Beneficial
	Ownership	Percentage of
Name of Beneficial Owner	of Common Stock	Common Stock
Joseph K. Pagano	1,376,450 (1)	17.89%
1482 East Valley Road, Box 608 Santa Barbara, California 93108
Frederick R. Adler	653,573	8.49%
1520 S. Ocean Boulevard Palm Beach, Florida 33480
Thomas J. Livelli	119,380	1.55%
7541 Fallen Oak Drive Verona, Wisconsin 53593
D. H. Blair Investment Banking Corp.	1,134,859 (2)	14.75%
44 Wall Street New York, New York 10005
Executive officer and all directors as a group (3 persons)	2,149,403	27.93%

(1)	Includes 25,000 shares of common stock held of record by the Joseph K. Pagano, Jr. Trust established for Mr. Pagano’s son. Mr. Pagano disclaims beneficial ownership of all shares other than those held in his name.

(2)	J. Morton Davis is the sole stockholder of D.H. Blair Investment Banking Corp. The amount reported includes 10,000 shares owned by Mr. Davis’ wife of which Mr. Davis disclaims beneficial ownership.
ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions
     On October 10, 2006, we entered into agreements with Sentigen providing for Sentigen’s contribution of the olfaction intellectual property assets to us and for the subsequent spin-off of its shares in us to its stockholders. At the time of such transactions, our executive officer and directors owned an aggregate of 2,149,403 shares of Sentigen common stock and the right to purchase an additional 235,000 shares of Sentigen common stock through the exercise of outstanding options. Ownership of Sentigen common stock at the time of the transactions could have created or appear to create conflicts of interest for our executive officer and directors when faced with decisions that could have disparate implications for Sentigen and us. Thomas J. Livelli was also the President and Chief Executive Officer of Sentigen at the time of the transactions and continued to be an employee of Sentigen after the transactions. Messrs.

Pagano, Adler and Livelli were directors of Sentigen at the time of the transactions, but tendered their resignations as directors of Sentigen after the transactions.
Director Independence
     Messrs. Adler and Livelli have been deemed by our board of directors to be “independent” directors, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ. In determining independence, the board of directors has affirmatively determined, among other items, whether the directors have any relationship that would interfere with the exercise of independent judgment in carrying out the responsibility of a director.

ITEM 13 EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation of SentiSearch, Inc.*

3.2	Bylaws of SentiSearch, Inc.*

4.1	Specimen Common Stock Certificate of SentiSearch, Inc.**

10.1	Exclusive License Agreement dated April 10, 2000 between Sentigen Biosciences, Inc. (formerly known as Sentigen Corp.), and The Trustees of Columbia University in the City of New York.*

10.2	Consent to the Assignment to SentiSearch, Inc. of the Exclusive License Agreement dated April 10, 2000 between Sentigen Biosciences, Inc. (formerly known as Sentigen Corp.), and The Trustees of Columbia University in the City of New York: (1) Letter dated September 25, 2006 by Sentigen Biosciences, Inc. requesting consent to assignment of the Exclusive License Agreement, and (2) Letter dated October 17, 2006 by Columbia University granting consent to the assignment of the Exclusive License Agreement.*

10.3	Separation and Distribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.*

10.4	Contribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.*

10.5	Patent Assignment, dated October 10, 2006, by Sentigen Holding Corp. to SentiSearch, Inc.*

10.6	Form of Indemnification Agreement.*

31	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to SentiSearch’s Registration Statement on Form 10-SB filed with the SEC on November 15, 2006, as amended. File No. 000-52320.

**	Incorporated by reference to SentiSearch’s Registration Statement on Amendment No. 1 filed with the SEC on November 29, 2006, as amended. File No. 000-52320.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The following table sets forth fees billed to us by our auditors during the fiscal year ended December 31, 2006 for: (i) services rendered for the audit of our annual financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

December 31, 2006
(i) Audit Fees	$58,500
(ii) Audit Related Fees	$0
(iii) Tax Fees	$0
(iv) All Other Fees	$0
Total Fees	$58,500
Audit Fees
     Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and services that are normally provided by Raich Ende Malter & Co. LLP in connection with statutory and regulatory filings or engagements.
Audit Related Fees
     Audit related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services consist of responding to SEC comments and the review of and consent to registration statements.
Tax Fees
     Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.
All Other Fees
     All other fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2006.
     The board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.
Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
     We currently do not have a designated audit committee, and accordingly, our board of directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. The independent auditors are required to periodically report to our board of directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During 2006, all of the audit fees were preapproved by our board of directors.

Signatures
     In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2007	/s/ Joseph K. Pagano Joseph K. Pagano
Chief Executive Officer Secretary and Treasurer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph K. Pagano Joseph K. Pagano	Chief Executive Officer, Secretary and Treasurer, Chairman of the Board, Principal Executive Officer and Principal Financial and Accounting Officer	April 2, 2007

/s/ Thomas J. Livelli	Director	April 2, 2007
Thomas J. Livelli

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of SentiSearch, Inc.*

3.2	Bylaws of SentiSearch, Inc.*

4.1	Specimen Common Stock Certificate of SentiSearch, Inc.**

10.1	Exclusive License Agreement dated April 10, 2000 between Sentigen Biosciences, Inc. (formerly known as Sentigen Corp.), and The Trustees of Columbia University in the City of New York.*

10.2	Consent to the Assignment to SentiSearch, Inc. of the Exclusive License Agreement dated April 10, 2000 between Sentigen Biosciences, Inc. (formerly known as Sentigen Corp.), and The Trustees of Columbia University in the City of New York: (1) Letter dated September 25, 2006 by Sentigen Biosciences, Inc. requesting consent to assignment of the Exclusive License Agreement, and (2) Letter dated October 17, 2006 by Columbia University granting consent to the assignment of the Exclusive License Agreement.*

10.3	Separation and Distribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.*

10.4	Contribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.*

10.5	Patent Assignment, dated October 10, 2006, by Sentigen Holding Corp. to SentiSearch, Inc.*

10.6	Form of Indemnification Agreement.*

31	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to SentiSearch’s Registration Statement on Form 10-SB filed with the SEC on November 15, 2006, as amended. File No. 000-52320.

**	Incorporated by reference to SentiSearch’s Registration Statement on Amendment No. 1 filed with the SEC on November 29, 2006, as amended. File No. 000-52320.