Form 10QSB
period 2007-03-31
SentiSearch, Inc.
filed 2007-05-14
CIK 1380024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition Period From                    to
Commission File Number 000-52320
SENTISEARCH, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-5655648
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
1482 East Valley Road
Santa Barbara, California93108
(Address of principal executive offices)
(805) 684-1830
(Issuer’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of May 9, 2007, the Company had outstanding 7,694,542 shares of Common Stock.
Transitional Small Business Disclosure Format (Check one): Yes  ☐ No  ☑

SENTISEARCH, INC.
FORM 10-QSB
For the Quarter Ended March 31, 2007
-i-

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements
SentiSearch, Inc.
( A Development Stage Company )
Balance Sheet (unaudited)

March 31,
2007
ASSETS
Current Assets
Cash and cash equivalents	$8,048
Miscellaneous Receivable	10,000

18,048

Other Assets
License cost	440,625
Less: accumulated amortization	(339,716)

100,909

$118,957

LIABILITIES AND STOCKHOLDER’S (DEFICIENCY) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$25,513

Stockholder’s (Deficiency) Equity
Common stock — $0.0001 par value, 8,000,000 shares authorized, 7,694,542 shares outstanding on October 11, 2006	769
Additional paid in capital	998,565
Deficit accumulated during development stage	(905,890)

93,444

$118,957

See notes to unaudited financial statements

SentiSearch, Inc.
( A Development Stage Company )
Statements of Operations ( unaudited )

			For the period
			April 10, 2000
	For the three months	For the three months	(Commencement
	ended	ended	of Business) through
	March 31, 2007	March 31, 2006	March 31, 2007
Revenues	$—	$—	$—
Direct costs	—	—	—

Income after direct costs	—	—	—
Operating expenses
General and administrative	36,148	23,351	566,174
Amortization	8,183	18,226	339,716

Net Loss before provision for Income Taxes	44,331	41,577	905,890

Net loss	$44,331	$41,577	$905,890

Basic and diluted loss per share	$0.01	$0.01

Weighted average shares outstanding — basic and dilutive	7,694,542	7,694,542

See notes to unaudited financial statements

SentiSearch, Inc.
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity

	Common Stock		Subscription	Additional Paid-in	Accumulated
	Shares	Amount	Receivable	Capital	Deficit	Total
Balance — April 10, 2000 (Commencement of Predecessor Business)	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	(47,763)	(47,763)

Balance — December 31, 2000	—	—	—	—	(47,763)	(47,763)
Net loss	—	—	—	—	(63,169)	(63,169)

Balance — December 31, 2001	—	—	—	—	(110,932)	(110,932)
Net loss	—	—	—	—	(65,936)	(65,936)

Balance — December 31, 2002	—	—	—	—	(176,868)	(176,868)
Net loss	—	—	—	—	(77,083)	(77,083)

Balance — December 31, 2003	—	—	—	—	(253,951)	(253,951)
Net loss	—	—	—	—	(109,169)	(109,169)

Balance — December 31, 2004	—	—	—	—	(363,120)	(363,120)
Net loss	—	—	—	—	(60,870)	(60,870)

Balance — December 31, 2005	—	—	—	—	(423,990)	(423,990)
Net loss	—	—	—	—	(320,747)	(320,747)

Balance — October 2, 2006	—	—	—	—	(744,737)	(744,737)
Issuance of common stock — October 3, 2006	7,694,542	769	(769)	—	—	—
Additional contribution of capital — October 10, 2006			769	249,231		250,000
Contribution to capital of License costs and assumption of liability — October 10, 2006	—	—	—	749,334	—	749,334
Net loss	—	—	—	—	(116,822)	(116,822)

Balance — December 31, 2006	7,694,542	769	—	998,565	(861,559)	137,775
Net loss (unaudited)	—	—	—	—	(44,331)	(44,331)

Balance — March 31, 2007 (unaudited)	7,694,542	$769	$—	$998,565	$(905,890)	$93,444

See notes to unaudited financial statements

SentiSearch, Inc.
( A Development Stage Company )
Statements of Cash Flows ( unaudited )

			For the period
			April 10, 2000
			(Commencement
	For the	For the	of Business)
	three months ended	three months ended	through
	March 31, 2007	March 31, 2006	March 31, 2007
Cash flows from operating activities
Net loss	$(44,331)	$(41,577)	$(905,890)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in Miscellaneous Receivables	(10,000)	—	(10,000)
Amortization	8,183	18,226	339,716
Increase (decrease) in accounts payable and accrued expenses	(13,697)	23,351	334,222

Net cash provided by (used in) operating activities	(59,845)	—	(241,952)

Cash flows from investing activities	—	—	—

Cash flows from financing activities
Proceeds from issuance of stock	—	—	250,000

Net cash provided by financing activities	—	—	—

Increase in cash and cash equivalents	(59,845)	—	8,048
Cash and cash equivalents — beginning of period	67,893	—	—

Cash and cash equivalents — end of period	$8,048	$—	$8,048

Supplemental Disclosures of Cash Flow Information
Non-cash from financing activities:
Assumption of liability by Sentigen Holding Corp.	$—	$—	$308,709

Stock of Sentigen Holding Corp. issued for license costs	—	—	440,625

See notes to unaudited financial statements

Notes to Financial Statements
1. Organization and Nature of Operations
          SentiSearch, Inc. (“we,” “SentiSearch,” and “the Company”) was a wholly-owned subsidiary of Sentigen Holding Corp. (“Sentigen”) until the November 30, 2006 “spin-off”, discussed below. We are a development stage company and have a limited operating history. We were incorporated in the State of Delaware on October 3, 2006 to hold the olfaction intellectual property assets of Sentigen Holding Corp. and its subsidiaries.
          On November 30, 2006, in connection with its merger with Invitrogen Corporation, Sentigen separated its olfaction intellectual property assets from the businesses being acquired by Invitrogen Corporation. The distribution of SentiSearch shares to the shareholders of Sentigen, commonly referred to as a “spin-off,” took place immediately prior to the consummation of the merger. In connection with the distribution, on October 10, 2006, we entered into a distribution agreement with Sentigen, pursuant to which Sentigen contributed $250,000 to our capital. Also on October 10, 2006, we entered into a contribution agreement with Sentigen, pursuant to which Sentigen transferred to us all of its olfaction intellectual property. The olfaction intellectual property assets primarily consist of an exclusive license agreement with The Trustees of Columbia University in the City of New York (“Columbia”), dated April 10, 2000 (the “Columbia License”), and certain patent applications titled “Nucleic Acids and Proteins of Insect or 83b odorant receptor genes and uses thereof.”
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
2. Basis of Presentation
          The financial statements for the period April 10, 2000 (Commencement of Business) to March 31, 2007 differ from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the periods from April 10, 2000 through November 30, 2006. Our business was operated within Sentigen Holding Corp. as part of its broader corporate organization rather than as a stand-alone company. Our historical financial statements do not reflect the expense of certain corporate functions that we would have needed to perform if we were not a wholly-owned subsidiary.
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
          Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. We believe that our financial resources will be insufficient to fund operations and capital requirements for at least the next 12 months. We will need substantial amounts of additional financing to commercialize the research programs undertaken by us, which financing may not be available on favorable terms, or at all. Our ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about our ability to continue as a going concern should we be unable to realize revenues from our olfaction technology or raise additional funds in the future.
3. Summary of Significant Accounting Policies
a.	Interim Period – The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2007, the results of operations for the three months ended March 31, 2007, and changes in stockholders’ equity and cash flows for the three months ended March 31, 2007. The results for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2006 as included in the Company’s report on Form 10-KSB. There have been no changes in significant accounting policies since December 31, 2006.
b.	Cash and Cash Equivalents – Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.

c.	License Costs – The costs of intangible assets that are purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) are accounted for in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The amortization of those intangible assets used in research and development activities is a research and development cost. However, the costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are research and development costs at the time the costs are incurred. We determined that the licensing costs arising from our exclusive licensing agreement with The Trustees of Columbia University have alternative future uses. These costs have been capitalized and are being amortized on a straight line basis through April 2010 (see Note 5).

d.	Impairment – Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset or fair market value. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe that none of our intangible and long-lived assets are impaired as of March 31, 2007 (see Note 5).

e.	Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

f.	Income Taxes – Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carry-forwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established if it is determined to be more likely than not that deferred tax assets will not be recovered.

g.	Loss Per Share – The accompanying financial statements include loss per share calculated as required by FASB Statement No. 128 “Earnings Per Share” on a “pro-forma” basis as if we were a separate entity from the period April 10, 2000 (commencement of business) until October 3, 2006 (our date of incorporation). Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. FASB Statement No. 128 prohibits adjusting the denominator of diluted Earnings Per Share for additional potential common shares when a net loss from continuing operations is reported. As of March 31, 2007, we had no such securities outstanding or exercisable.

h.	Fair Value of Financial Instruments – The carrying value of cash and cash equivalents and accounts payable and accrued expenses payable approximates fair value because of the short-term maturity of those instruments.
4. Income Taxes
          The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of January 1, 2007 and March 31, 2007, the Company did not have any unrecognized tax benefits.

5. Recently Issued Accounting Pronouncements
          In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, and exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g. January 1, 2008, for calendar year-end entities.) The Company does not expect the adoption of FAS 157 to have an effect on its financial statements.
          In February, 2007 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“FAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods for those fiscal years. The Company does not expect the adoption of FAS 159 to have an effect on its financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation
Forward-looking Information
          The following discussion should be read in conjunction with our Financial Statements and Notes thereto, included elsewhere within this report. The Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Exchange Act, including statements using terminology such as “can”, “may”, “believe”, “designated to”, “will”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:
•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.
          We believe it is important to communicate our expectations. However, forward-looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth elsewhere in this Quarterly Report on Form 10-QSB. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.
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
          The olfaction intellectual property assets that we hold primarily consist of an exclusive worldwide license issued by The Trustees of Columbia University in the City of New York (“Columbia”), as described in more detail herein (the “Columbia License”), and certain patent applications titled “Nucleic Acids and Proteins of Insect or 83b odorant receptor genes and uses thereof.” The olfaction intellectual property assets are also referred to herein as “our olfaction intellectual property.”
          The Columbia License provides us with worldwide rights to certain of Columbia’s patent applications and other rights in the areas of insect chemosensation and olfaction. The Columbia License gives us an exclusive license to develop, manufacture, have made, import, use, sell, distribute, rent or lease (i) any product or service the development, manufacture, use, sale, distribution, rental or lease of which is covered by a claim of a patent licensed to us under the Columbia License or (ii) any product or service that involves the know-how, confidential information and physical materials conveyed by Columbia to us relating to the patents licensed from Columbia (collectively, the “Licensed Products/Services”). Pursuant to the Columbia License, Sentigen was required to contribute a minimum of $1,000,000 into Sentigen Biosciences by April 2001 or be involved in active negotiations to raise $1,000,000 in additional funding. Sentigen satisfied this provision through the consummation of a private placement in November 2000 in which 863,834 shares of Sentigen common stock were sold for aggregate gross proceeds of $5,183,004. The Columbia License also required that a minimum of $50,000 per six month period or $100,000 per annual period be spent on bona fide research and development of the patents and licenses subject to license from April 2002 through April 2004 or Sentigen must have been involved in active negotiation to raise $1,000,000 in additional funding. Sentigen satisfied this provision through April 2004. In consideration of the Columbia License, Columbia was issued 75,000 shares of Sentigen common stock and will receive royalties of 1% of the net sales of any Licensed Products/Services.
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
          While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. There were no revenues from operations for the three months ended March 31, 2007. Although we have an exclusive license agreement with Columbia, no patents have yet been issued, nor can any assurance be given that our patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.
Critical Accounting Policies and Use of Estimates
          The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our critical accounting policies include impairment of intangibles.
          Our intangible assets consist of license costs of $100,909 as of March 31, 2007 and are the result of the Columbia License. The value of the Columbia License reflects the closing share price of Sentigen’s common stock on April 10, 2000 (the closing date of the Columbia License) multiplied by the 75,000 shares of Sentigen common stock issued to Columbia University less accumulated amortization. The value of the license is subject to an amortization period of 10 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment was conducted by an outside firm that concluded the fair market value of the olfaction technology was between $120,000 and $190,000 as of August 2006. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss of $122,996 was recognized as amortization expense in August 2006 by Sentigen. We believe no further impairment loss is necessary as of May 2, 2007.
Off-Balance-Sheet Arrangements
          As of May 2, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(c) of Regulation S-B.
Plan of Operation
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
          Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. Our limited financial resources presently are insufficient to fund operations and capital requirements for the next twelve months. Additional funding may be received through the sale of equity or loans (including possibly loans made to us by

Mr. Pagano, our chief executive officer, and other of our affiliates or shareholders). We will need substantial amounts of additional financing to commercialize the research programs undertaken by us, which financing may not be available on favorable terms, or at all. Our ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise doubt about our ability to continue as a going concern should we be unable to realize revenues from our olfaction technology or raise additional funds in the future.
Plan of Operation over the Next 12 Months
          We believe that our olfaction intellectual property may be of value to non-profit and commercial partners wishing to develop novel, safer and more effective means to control pest insects through molecular manipulation of insect olfaction and taste. This effort would aim to identify receptor molecules that control key aspects of insect behavior and discovering compounds that block or activate the function of these receptors and to identify new compounds that may have use in agricultural crop protection and insect-borne disease management such as agents that completely block the insect sense of smell rendering an individual or a field invisible to insects. Other potential products include new and effective insect repellants and novel potent attractants for use in insect bait stations and traps.
          Our executive officer and board of directors are also seeking opportunities with non-profit agencies and with potential commercial partners to leverage our olfaction intellectual property for the development of control agents for biting insects, in particular, insect vectors of malaria and other diseases.
Product Research and Development
          We currently do not have any research and development grant applications outstanding nor can we predict whether we will receive any research and development grants during the next twelve months. We are unable at this time to predict a level of spending, if any, for product research and development activities during the next twelve months, all of which will be dependent upon the implementation of our business plan.
Acquisition of Plant and Equipment and Other Assets
          We do not anticipate the purchase or sale of any material property, plant or equipment during the next twelve months.
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
Liquidity and Capital Resources
          As of March 31, 2007, we had $8,048 in cash and cash equivalents. Our working capital deficiency at March 31, 2007 was $(7,465).
          As discussed above, we believe that our limited financial resources presently are insufficient to fund operations and capital requirements for the next twelve months. We will need additional amounts of financing to fully realize the research programs undertaken by us, which financing may not be available on favorable terms, or at all. It is possible that any such financing may be dilutive to current stockholders and the terms of any debt financings likely could contain restrictive covenants limiting our ability to do certain things, including paying dividends. We intend to continually review the commercial validity of the olfaction technology, in order to make the appropriate decisions as to the best way to allocate our limited resources.
Inflation
          Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt (if any) may not be offset by increases in cash flow. There was no significant impact on our operations as a result of inflation during the three-month period ended March 31, 2007.
Recent Accounting Pronouncements
          In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g. January 1, 2008, for calendar year-end entities.) We do not expect the adoption of SFAS 157 will have a material impact on our financial conditions or results of operations.
Item 3. Controls and Procedures.
          As of March 31, 2007, Joseph K. Pagano, who is our Chief Executive Officer, Secretary and Treasurer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) or Rule 15d-15(e)of the Exchange Act) thereunder. Based upon that evaluation, Mr. Pagano concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.
          During the three-months ended March 31, 2007, there was no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II- OTHER INFORMATION
Item 1. Legal Proceedings
          None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.
Item 6. Exhibits

Exhibit	Description

31	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTISEARCH, INC.
Date: May 14, 2007	/s/ Joseph K. Pagano
Joseph K. Pagano
Chief Executive Officer Secretary and Treasurer

EXHIBIT INDEX

Exhibit	Description

31	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.