Form 10QSB
period 2007-06-30
SentiSearch, Inc.
filed 2007-08-13
CIK 1380024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition Period From                      to
Commission File Number 000-52320
SENTISEARCH, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-5655648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
As of August 6, 2007, the Company had outstanding 7,694,542 shares of Common Stock.
Transitional Small Business Disclosure Format (Check one): Yes      ☐ No      ☑

SENTISEARCH, INC.
FORM 10-QSB

-i-

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements
SentiSearch, Inc.
(A Development Stage Company)
Balance Sheet (unaudited)

June 30,
2007

ASSETS
Current Assets
Cash and cash equivalents	$113,046

Other Assets
License cost	440,625
Less: accumulated amortization	(347,898)

92,727

$205,773

LIABILITIES AND STOCKHOLDER’S (DEFICIENCY) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,068
Notes Payable — Related Party	180,000

181,068

Stockholder’s Equity
Common stock — $0.0001 par value, 8,000,000 shares authorized, 7,694,542 shares	769
Additional paid in capital	998,565
Deficit accumulated during development stage	(974,629)

Total Stockholder’s equity	24,705

Total Liabilities and stockholder’s equity	$205,773

See notes to unaudited financial statements

SentiSearch, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

					For the period
					April 10, 2000
	For the three months	For the three months	For the 6 months	For the 6 months	(Commencement
	ended	ended	ended	ended	of Business)
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006	to June 30, 2007
Revenues	$—	$—	$—	$—	$—
Direct costs	—	—	—	—	—

Income after direct costs	—	—	—	—	—
Operating expenses:
General and administrative	60,002	13,061	96,150	36,412	626,176
Amortization	8,182	18,225	16,365	36,450	347,898

	68,184	31,286	112,515	72,862	974,074

Other expense:
Interest and financing expense	555	—	555	—	555

	555		555		555

Net Loss before provision for Income Taxes	68,739	31,286	113,070	72,862	974,629

Net loss	$68,739	$31,286	$113,070	$72,862	$974,629

Basic and diluted loss per share	$0.01	$ *	$0.01	$0.01
Weighted average shares outstanding — basic and dilutive	7,694,542	7,694,542	7,694,542	7,694,542

*	Basic and diluted loss per share is less than $ 0.005

SentiSearch, Inc.
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity

	Common Stock		Subscription	Additional Paid-in	Accumulated
	Shares	Amount	Receivable	Capital	Deficit	Total
Balance — April 10, 2000 (Commencement of Predecessor Business)	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	(47,763)	(47,763)

Balance — December 31, 2000	—	—	—	—	(47,763)	(47,763)
Net loss	—	—	—	—	(63,169)	(63,169)

Balance — December 31, 2001	—	—	—	—	(110,932)	(110,932)
Net loss	—	—	—	—	(65,936)	(65,936)

Balance — December 31, 2002	—	—	—	—	(176,868)	(176,868)
Net loss	—	—	—	—	(77,083)	(77,083)

Balance — December 31, 2003	—	—	—	—	(253,951)	(253,951)
Net loss	—	—	—	—	(109,169)	(109,169)

Balance — December 31, 2004	—	—	—	—	(363,120)	(363,120)
Net loss	—	—	—	—	(60,870)	(60,870)

Balance — December 31, 2005	—	—	—	—	(423,990)	(423,990)
Net loss	—	—	—	—	(320,747)	(320,747)

Balance — October 2, 2006	—	—	—	—	(744,737)	(744,737)
Issuance of common stock — October 3, 2006	7,694,542	769	(769)	—	—	—
Additional contribution of capital — October 10, 2006			769	249,231		250,000
Contribution to capital of License costs and assumption of liability — October 10, 2006	—	—	—	749,334	—	749,334
Net loss	—	—	—	—	(116,822)	(116,822)

Balance — December 31, 2006	7,694,542	769	—	998,565	(861,559)	137,775
Net loss (unaudited)	—	—	—	—	(44,331)	(44,331)

Balance — March 31, 2007 (unaudited)	7,694,542	769	—	998,565	(905,890)	93,444
Net loss (unaudited)	—	—	—	—	(68,739)	(68,739)

Balance — June 30, 2007 (unaudited)	7,694,542	$769	$—	$998,565	$(974,629)	$24,705

SentiSearch, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			For the period
			April 10, 2000
			(Commencement
	For the	For the	of Business)
	six months ended	six months ended	to
	June 30, 2007	June 30, 2006	June 30, 2007
Cash flows from operating activities
Net loss	$(113,070)	$(72,862)	$(974,629)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	16,365	36,450	347,899
Increase (decrease) in accounts payable and accrued expenses	(38,142)	36,412	309,776

Net cash provided by (used in) operating activities	(134,847)	—	(316,954)

Cash flows from investing activities	—	—	—

Cash flows from financing activities
Proceeds from notes payable — related parties	180,000		180,000
Proceeds from issuance of stock	—	—	250,000

Net cash provided by financing activities	180,000	—	430,000

Increase in cash and cash equivalents	45,153	—	113,046
Cash and cash equivalents — beginning of period	67,893	—	—

Cash and cash equivalents — end of period	$113,046		$$113,046

Supplemental Disclosures of Cash Flow Information
Non-cash from financing activities:
Assumption of liability by Sentigen Holding Corp.	$—	$—	$308,709
Stock of Sentigen Holding Corp. issued for license costs	—	—	440,625
See notes to unaudited financial statements

Notes to Financial Statements
1.	Organization and Nature of Operations
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
               During July 2007, we were issued two patents. One patent was issued directly to us and the other was issued under the Columbia License. Both of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.
               While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. There were no revenues from operations for the six months ended June 30, 2007. Although we have an exclusive license agreement with Columbia, only one patent has been issued under the License Agreement and we cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.
2.	Basis of Presentation
               The financial statements for the period April 10, 2000 (Commencement of Business) to June 30, 2007 differ from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the periods from April 10, 2000 through November 30, 2006. Our business was operated within Sentigen Holding Corp. as part of its broader corporate organization rather than as a stand-alone company. Our historical financial statements do not reflect the expense of certain corporate functions that we would have needed to perform if we were not a wholly-owned subsidiary.
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
               Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. On June 21, 2007, we entered into a demand promissory note in favor of each of Mr. Frederick R. Adler, Mr. Joseph K. Pagano, D.H. Blair Investment Banking Corp. and Mr. Samuel A. Rozzi (together, the “Lenders”), providing for loans to us in the principal amounts of $50,000, $50,000, $50,000 and $30,000, respectively, for an aggregate amount of $180,000. We believe that our financial resources will be sufficient to fund operations and capital requirements for at least the next 12 months. We will need substantial amounts of additional financing to commercialize the research programs undertaken by us, which financing may not be available on favorable terms, or at all. Our ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about our ability to continue as a going concern should we be unable to realize revenues from our olfaction technology or raise additional funds in the future.

3.	Summary of Significant Accounting Policies
a.	Interim Period — The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-QSB and Items 303 and 310(B) of Regulation S-B. In the opinion of management, the interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2007, the results of operations for the six and three months ended June 30, 2007, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2007. The results for the six months ended June 30, 2007, are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2007.

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

b.	Cash and Cash Equivalents — Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.

c.	License Costs — The costs of intangible assets that are purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) are accounted for in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The amortization of those intangible assets used in research and development activities is a research and development cost. However, the costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are research and development costs at the time the costs are incurred. We determined that the licensing costs arising from our exclusive licensing agreement with The Trustees of Columbia University have alternative future uses. These costs have been capitalized and are being amortized on a straight line basis through April 2010.

d.	Impairment — Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset or fair market value. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe that none of our intangible and long-lived assets are impaired as of June 30, 2007.

e.	Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

f.	Income Taxes — Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carry-forwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established if it is determined to be more likely than not that deferred tax assets will not be recovered.

g.	Loss Per Share — The accompanying financial statements include loss per share calculated as required by FASB Statement No. 128 “Earnings Per Share” on a “pro-forma” basis as if we were a separate entity from the period April 10, 2000 (commencement of business) until October 3, 2006 (our date of incorporation). Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. FASB Statement No. 128 prohibits adjusting the denominator of diluted Earnings Per Share for additional potential common shares when a net loss from continuing operations is reported. As of June 30, 2007, SentiSearch, Inc. had no such securities outstanding or exercisable.

h.	Fair Value of Financial Instruments — The carrying value of cash and cash equivalents and accounts payable and accrued expenses payable approximates fair value because of the short-term maturity of those instruments.
4.	Income Taxes
               The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company’s beginning tax positions. The Corporation continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of January 1, 2007 and June 30, 2007, the Company did not have any unrecognized tax benefits.
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
               The following discussion should be read in conjunction with our Financial Statements and Notes thereto, included elsewhere within this report. The Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 21E of the Exchange Act, including statements using terminology such as “can”, “may”, “believe”, “designed to”, “expect”, “intend to”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:
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
               The Columbia License provides us with worldwide rights to certain of Columbia’s patent applications and other rights in the areas of insect chemosensation and olfaction. The Columbia License gives us an exclusive license to develop, manufacture, have made, import, use, sell, distribute, rent or lease (i) any product or service the development, manufacture, use, sale, distribution, rental or lease of which is covered by a claim of a patent licensed to us under the Columbia License or (ii) any product or service that involves the know-how, confidential information and physical materials conveyed by Columbia to us relating to the patents licensed from Columbia (collectively, the “Licensed Products/Services”). In addition to certain funding requirements by Sentigen, all of which were satisfied, in consideration of the Columbia License, Columbia was issued 75,000 shares of Sentigen common stock and will receive royalties of 1% of the net sales of any Licensed Products/Services.
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
                During July 2007, we were issued two patents. One patent was issued directly to us and the other was issued under the Columbia License. Both of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.

               While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. There were no revenues from operations for the six months ended June 30, 2007. Although we have an exclusive license agreement with Columbia, only one patent has been issued under the License Agreement and we cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.
Critical Accounting Policies and Use of Estimates
               The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our critical accounting policies include impairment of intangibles.
               Our intangible assets consist of license costs of $92,727 as of June 30, 2007 and are the result of the Columbia License. The value of the Columbia License reflects the closing share price of Sentigen’s common stock on April 10, 2000 (the closing date of the Columbia License) multiplied by the 75,000 shares of Sentigen common stock issued to Columbia University less accumulated amortization. The value of the license is subject to an amortization period of 10 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment was conducted by an outside firm that concluded the fair market value of the olfaction technology was between $120,000 and $190,000 as of August 2006. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss of $122,996 was recognized as amortization expense in August 2006 by Sentigen. We believe no further impairment loss is necessary as of June 30, 2007.
Off-Balance-Sheet Arrangements
               As of June 30, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(c) of Regulation S-B.
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
               Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. On June 21, 2007, certain of our officers, directors and significant shareholders loaned us an aggregate of $180,000. We believe that our limited financial resources, inclusive of this borrowed amount, presently are sufficient to fund operations and capital requirements for the next twelve months. Additional funding may be received through the sale of equity or additional loans (including possibly additional loans made to us by Mr. Pagano, our chief executive officer, and other of our shareholders). We will need substantial amounts of additional financing to commercialize the research programs undertaken by us, which financing may not be available on favorable terms, or at all. Our ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise doubt about our ability to continue as a going concern should we be unable to realize revenues from our olfaction technology or raise additional funds in the future.

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
Number of Employees
               We currently have no employees. In the event we are able to commercialize our research and development activities or prospects for doing so appear significant, we would expect at that time to hire employees. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected hiring of employees. As we continue to expand, we will incur additional costs for personnel.
Liquidity and Capital Resources
               We have incurred operating losses since inception. As of June 30, 2007, we had $113,046 in cash and cash equivalents, compared to $67,893 at December 31, 2006. Our working capital deficit at June 30, 2007 was $68,022, compared to working capital of $28,683 at December 31, 2006. Net cash used in operating activities for the six months ended June 30, 2007 was $134,847 as compared to $0 the six months ended June 30, 2006.
               On June 21, 2007, we entered into a demand promissory note in favor of each of Mr. Frederick R. Adler, Mr. Joseph K. Pagano, D.H. Blair Investment Banking Corp. and Mr. Samuel A. Rozzi (together, the “Lenders”), providing for loans to us in the principal amount of $50,000, $50,000, $50,000 and $30,000, respectively, for an aggregate amount of $180,000. The promissory notes accrue interest at Citibank N.A.’s reported prime rate plus 3%, which is due and payable at the time the principal amount of each respective promissory note becomes due. The promissory notes have a maturity date of June 22, 2009. Each Lender may demand the payment of all of the outstanding principal and interest of his or its respective promissory note at any time prior to the maturity date. Each of the Lenders is a beneficial owner of 5% or more of the Company’s common stock. In addition, Mr. Pagano is our Chief Executive Officer and the Chairman of the Board of Directors, and Mr. Adler is a member of the Board of Directors.
               As discussed above, we believe that our financial resources presently are sufficient to fund operations and capital requirements for the next twelve months. We may need additional amounts of financing, however, to fully realize the possible research programs to be undertaken by us, which financing may not be available on favorable terms, or at all. It is possible that any such financing may be dilutive to current stockholders and the terms of any debt financings likely could contain restrictive covenants limiting our ability to do certain things, including paying dividends. We intend to continually review the commercial validity of the olfaction technology, in order to make the appropriate decisions as to the best way to allocate our limited resources.
Inflation
               Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt (if any) may not be offset by increases in cash flow. At June 30, 2007, we had $180,000 in floating rate debt outstanding. There was no significant impact on our operations as a result of inflation during the six-month period ended June 30, 2007.
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
Item 3. Controls and Procedures.
               As of June 30, 2007, Joseph K. Pagano, who is our Chief Executive Officer, Secretary and Treasurer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) or Rule 15d-15(e)of the Exchange Act) thereunder. Based upon that evaluation, Mr. Pagano concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.
               During the three-months ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II- OTHER INFORMATION
Item 1. Legal Proceedings
               None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
               None.
Item 3. Defaults Upon Senior Securities
               None.
Item 4. Submission of Matters to a Vote of Security Holders
               None.
Item 5. Other Information
                During July 2007, we were issued two patents. One patent was issued directly to us and the other was issued under the Columbia License. Both of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.
Item 6. Exhibits

Exhibit	Description

10.1	Option Agreement dated May 16, 2007 by and between Erik R. Lundh and SentiSearch, Inc., previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007 and incorporated herein by reference. Current Report as Form 8-K dated as of January 24, 2007, is incorporated herein by reference.

10.2	Form of Demand Promissory Note previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2007 and incorporated herein by reference.

Exhibit	Description

31	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTISEARCH, INC.
Date: August 13, 2007	/s/ Joseph K. Pagano
Joseph K. Pagano
Chief Executive Officer, Secretary and Treasurer

EXHIBIT INDEX

Exhibit	Description

10.1	Option Agreement dated May 16, 2007 by and between Erik R. Lundh and SentiSearch, Inc. previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2007 and incorporated herein by reference. Current Report as Form 8-K dated as of January 24, 2007, is incorporated herein by reference.

10.2	Form of Demand Promissory Note previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 22, 2007 and incorporated herein by reference.

31	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.