Form 10KSB
period 2007-12-31
SentiSearch, Inc.
filed 2008-03-31
CIK 1380024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File Number 000-52320
SENTISEARCH, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5655648 (I.R.S. Employer Identification Number)

1217 South Flagler Drive, 3rd Floor West Palm Beach, FL	33401	561-653-3284

(Address of principal executive office)	(Postal Code)	(Issuer’s telephone number)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☑
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year: $0.00
The aggregate market value of the voting and non-voting common equity held by non-affiliates (which, for purposes of this calculation only, excludes our directors, executive officers and ten percent or greater stockholders of the Company) was $410,287, as computed by reference to the last sale price of the Company’s common stock, as reported by the OTC Bulletin Board, on March 4, 2008.
As of March 5, 2008, the Company had outstanding 7,964,542 shares of common stock.
Documents Incorporated By Reference:
Portions of the registrant’s definitive proxy statement for our 2008 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 (incorporated by reference under Part III).
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

-i-

PART I
Forward-looking Information
     This Annual Report on Form 10-KSB (including the section regarding Management’s Discussion and Analysis or Plan of Operation) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements using terminology such as “can”, “may”, “believe”, “designated to”, “intend to”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:
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
Corporate History
     SentiSearch, Inc. (“SentiSearch” or “we” or “us” or the “Company”) is a Delaware corporation that was incorporated on October 3, 2006. We were previously a wholly-owned subsidiary of Sentigen Holding Corp. (“Sentigen”) and were incorporated solely for the purposes of holding the olfaction intellectual property assets of Sentigen and its then subsidiary, Sentigen Biosciences, Inc. (“Sentigen Biosciences”). Prior to the merger between Sentigen and Invitrogen Corporation (“Invitrogen”) that was consummated on December 1, 2006, Sentigen separated its olfaction intellectual property assets from the businesses to be acquired by Invitrogen. This separation was accomplished through the contribution of Sentigen’s olfaction intellectual property assets to us on October 10, 2006 and the subsequent spin-off in which Sentigen distributed 100% of its ownership interest in us to its then stockholders on December 1, 2006. As a result of this spin-off, we became a public, stand-alone company. Our principal executive offices are located at 1217 South Flagler Drive, 3rd Floor, West Palm Beach, Florida 33401.
Overview
     The olfaction intellectual property assets that we hold primarily consist of an exclusive worldwide license issued by The Trustees of Columbia University in the City of New York (“Columbia”), as described in more detail below under the heading “Licensed Products and Services” (the “Columbia License”), and certain patent applications titled “Nucleic Acids and Proteins of Insect or 83b odorant receptor genes and uses thereof.” The olfaction intellectual property assets are also referred to in this Form 10-KSB as “our olfaction intellectual property.” We are currently a development stage company and have a limited operating history. Other than with regard to the development and protection of our intellectual property, our planned principal operations have not commenced. We have not generated any revenues from operations and have no assurance of any future revenues. All losses accumulated since the commencement of our business have been considered as part of our development stage activities.
Licensed Products and Services
     On April 10, 2000, Sentigen Biosciences entered into the Columbia License described below. On October 10, 2006, we entered into a contribution agreement with Sentigen pursuant to which Sentigen transferred to us all of its olfaction intellectual property, including the Columbia License. On October 17, 2006, Columbia consented to the assignment of the Columbia License from Sentigen Biosciences to us subject to certain conditions, all of which have been satisfied to the extent currently required.

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
     The licenses granted to us under the Columbia License expire on the later of the date of expiration of the last to expire of the licensed patents relating to any Licensed Product/Service or ten years from the first sale of any Licensed Product/Service.
     The potential uses of the olfaction intellectual property assets derived from the Columbia License consist of three families of patent applications relating to (i) odorant receptors and their uses, (ii) cloning of vertebrate pheromone receptors and their uses and (iii) genes encoding insect odorant receptors and their uses. We believe that the applications most likely to be useful in the near future are in the area of insect control, because insects operate entirely through sense of smell and taste for feeding, mating, locating egg-laying sites and general navigation. Blocking the insect sense of smell and taste may afford a potential strategy to inhibit insect reproduction, feeding behavior, and damage to humans, animals, crops and stored products. Such a technology would not require genetic modification of the plant or insect and may rely solely on compounds that are natural, non-toxic and compatible with organic farming methods. This technology has the potential to offer a high level of specificity providing for the targeting of an individual species, reduction of environmental disruption and less chance of insect resistance.
     In addition to the Columbia License, we have certain patent applications relating to nucleic acids and proteins of insect or 83b odorant receptor genes and their uses. These patent applications relate to the isolation of a gene that appears to be ubiquitous among insects. This gene has been identified in various species of insects, including many that have a profound effect on agricultural production and human health. The identification of this gene, and the protein that it expresses, may enable the development of high-throughput screening methods to discover compounds that attract insects to a particular site (and away from one where their presence is undesirable), or develop materials that are distasteful to the insects’ sense of “smell,” thereby making agricultural products, for example, undesirable to them.
     During July 2007, we were issued two patents in the United States and during November 2007, we were issued a patent in Australia. One of the U.S. patents and the Australia patent were issued directly to us and the other U.S. patent was issued under the Columbia License. All of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.
     We believe that our olfaction intellectual property may be of value to commercial and non-profit partners wishing to develop novel, safer and more effective means to control pest insects through molecular manipulation of insect olfaction and taste. This effort would aim to identify receptor molecules that control key aspects of insect behavior and discovering compounds that block or activate the function of these receptors and to identify new compounds that may have use in agricultural crop protection and insect-borne disease management such as agents that completely block the insect sense of smell rendering an individual or a field invisible to insects. Other potential products include new and effective insect repellants and novel potent attractants for use in insect bait stations and traps.
     We believe the applications offering the greatest potential for developing products in the intermediate term are for mosquito repellants to be sold by household product companies. Other potential markets for our olfaction intellectual property include:
•	food production;

•	agricultural chemical companies; and

•	pharmaceutical companies.
     Our executive officer and board of directors are also seeking opportunities with non-profit agencies and with potential commercial partners to leverage our olfaction intellectual property for the development of control agents for biting insects, in particular, insect vectors of malaria and other diseases. If these endeavors are successful, additional capital commensurate with such an undertaking may need to be raised.
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
     However, there is no guarantee that commercial opportunities will arise from our efforts to develop our olfaction intellectual property. We currently do not have any research and development grant applications outstanding nor can we predict whether we will receive any research and development grants or other commercial funding in the near future. Although no commercially feasible products are imminently foreseeable, we intend to enter into discussions with third parties concerning a possible development, licensing, marketing or joint venture agreement to commercialize our olfaction intellectual property. We currently have limited financial and personnel resources, and believe that we must enter into an agreement with another party in order to commercialize our intellectual property assets.
Competition
     We face competition primarily from universities, including Yale University and Vanderbilt University, who are conducting the research and have patent applications pertaining to areas relevant to olfaction technology. These competitors may have greater financial, management, technology, research and development, sale, marketing and other resources than we do.
Employees
     We currently have one employee. In the event we are able to commercialize our research and development activities, or prospects for doing so appear significant, we would expect at that time to hire employees. Presently, Joseph K. Pagano, our Chairman and Chief Executive Officer, devotes his time to our Company for no consideration.
Government Regulation
     In the event we are able to commercialize our research and development activities and depending on the development objectives and uses of any of our potential products, we may become subject to government regulation by certain government agencies including the Food and Drug Administration and the Environmental Protection Agency. In addition, we may become subject to various other federal, state and local regulatory and licensing requirements as the same are promulgated from time to time. We intend to monitor and comply with any requirements which may, from time to time, become applicable to us. Failure by us to comply with any applicable requirements could result in, among other things, the imposition of fines by governmental authorities or awards of damages to private litigants.

ITEM 2	DESCRIPTION OF PROPERTY.
     During 2007, our principal executive office was located at 1482 East Valley Road, Box 608, Santa Barbara, California 93108. This was a business address of Joseph K. Pagano, our Chairman and Chief Executive Officer, and was provided to us at no cost. During the first quarter of 2008, our principal executive office moved to 1217 South Flagler Drive, 3rd Floor, West Palm Beach, Florida 33401. Our new office is leased to us pursuant to a sublease that will expire in August 2008 and consists of approximately 411 square feet. We have no real property assets.

ITEM 3	LEGAL PROCEEDINGS.
     None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

PART II

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
Market Information
     Since our spin-off from Sentigen in late 2006, our common stock has been listed for quotation on the OTC Bulletin Board under the symbol “SSRC.” The following table sets forth for the period indicated, the high and low prices for our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Price
Period	High	Low
2007
First Quarter	$2.50	$0.22
Second Quarter	$0.22	$0.17
Third Quarter	$0.24	$0.18
Fourth Quarter	$0.22	$0.18
2006
Fourth Quarter	$0.25	$0.25
Holders
     As of March 5, 2008, we had approximately 40 stockholders of record.
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
Forward-looking Information
     The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 21E of the Exchange Act, including statements using terminology such as “can”, “may”, “believe”, “designed to”, “expect”, “intend to,” “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:
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
Introduction
     We were previously a wholly-owned subsidiary of Sentigen. Sentigen and its then subsidiary, Sentigen Biosciences, previously owned all right and title to the olfaction intellectual property assets. Prior to its merger with Invitrogen, Sentigen separated its olfaction intellectual property assets from the businesses acquired by Invitrogen. This separation was accomplished through the contribution of Sentigen’s olfaction intellectual property assets to us on October 10, 2006 and the subsequent spin-off in which Sentigen distributed 100% of its ownership interest in us to its then stockholders on December 1, 2006.
     To date, we have incurred substantial operating losses. While we believe our technology capabilities in the olfaction area are substantial, as of December 31, 2007, we held two patents directly with another patent being issued under our License Agreement. We cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.
Critical Accounting Policies and Use of Estimates
     The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our critical accounting policies include:
Impairment of intangibles
     Our intangible assets consist of license and patent costs of $112,263 as of December 31, 2007, as compared with $109,092 as of December 31, 2006, and are the result of the Columbia License and certain patents. The value of the license reflects the closing share price of our common stock on April 10, 2000 (the closing date of the Columbia License) multiplied by the 75,000 shares of Sentigen common stock issued to Columbia University less accumulated amortization. The value of the license is subject to an amortization period of 10 years. The value of the patents mainly consists of legal fees and is being amortized over the remaining term of the license. Management reviews the value of the license and patents for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment was conducted by an outside firm that concluded the fair market value of the olfaction technology was between $120,000 and $190,000 as of August 2006. The license and patent are considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss of $122,996 was recognized as amortization expense in August 2006 in connection with the license. We believe no further impairment loss is necessary as of December 31, 2007.
Off-Balance-Sheet Arrangements
     As of December 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(c) of Regulation S-B.
Plan of Operations
General
     We are a development stage company as defined in Financial Accounting Standard Board (“FASB”) Statement No. 7, “Accounting and Reporting by Development Stage Enterprises.” Other than with regard to the development and protection of our intellectual property, our planned principal operations have not yet commenced. We intend to establish a new business. We have not generated any revenues from operations and have no assurance of any future revenues. All losses accumulated since commencement of our business have been considered as part of our development stage activities.
     Prior to the spin-off on December 1, 2006, our business was operated within Sentigen as part of its broader corporate organization rather than as a stand-alone company. Historically, Sentigen performed certain corporate functions for us. Our historical financial statements included herein do not reflect the expense of certain corporate functions we would have needed to perform if we were not a wholly-owned subsidiary. Following the spin-off, Sentigen no longer provided assistance to us and we are responsible for the additional costs associated with being an independent public company, including costs related to corporate governance, quoted securities and investor relations issues. Therefore, you should not make any assumptions regarding our future performance based on the financial statements.
     Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. On June 21, 2007, certain of our officers, directors and shareholders loaned us an aggregate of $180,000. See "-Liquidity and Capital Resources” below. We do not believe that our limited financial resources, inclusive of this borrowed amount, are sufficient to fund operations and capital requirements for the next twelve months. We will need substantial amounts of additional financing to commercialize the research programs undertaken by us, which financing may not be available on favorable terms, or at all. Additional funding may be received through the sale of securities or additional loans (including possibly additional loans made to us by Mr. Pagano, our chief executive officer, and other of our stockholders).We are presently targeting to raise between $650,000 — $1,000,000 from our largest stockholders of record or otherwise known to us, due in part to certain constraints imposed by the U.S. federal securities laws. We expect that this money, if successfully raised, will be used for general working capital purposes, including primarily the funding of research and development efforts which may include the pursuit of a joint venture with another entity or entities. The funds will also be used to repay up to $150,000 in loans previously extended to us by certain of our directors and major stockholders, to the extent these persons decline to convert their respective loans into our anticipated capital raise. Our ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise doubt about our ability to continue as a going concern should we be unable to realize revenues from our olfaction technology or raise sufficient additional funds in the future.
     We believe that our olfaction intellectual property may be of value to commercial and non-profit partners wishing to develop novel, safer and more effective means to control pest insects through molecular manipulation of insect olfaction and taste. This effort would aim to identify receptor molecules that control key aspects of insect behavior and discovering compounds that block or activate the function of these receptors and to identify new compounds that may have use in agricultural crop protection and insect-borne disease management such as agents that completely block the insect sense of smell rendering an individual or a field invisible to insects. Other potential products include new and effective insect repellants and novel potent attractants for use in insect bait stations and traps.
     Our executive officer and board of directors are also seeking opportunities with non-profit agencies and with potential commercial partners to leverage our olfaction intellectual property for the development of control agents for biting insects, in particular, insect vectors of malaria and other diseases.
Product Research and Development
     We currently do not have any research and development grant applications outstanding nor can we predict whether we will receive any research and development funding during the next twelve (12) months. We are unable at this time to predict a level of spending, if any, for product research and development activities during the next twelve (12) months, all of which will be dependent upon the implementation of our business plan.
Acquisition of Plant and Equipment and Other Assets
     We do not anticipate the purchase or sale of any material property, plant or equipment during the next 12 months.
Number of Employees
     We currently have one employee. In the event we are able to commercialize our research and development activities or prospects for doing so appear significant, we would expect at that time to hire employees. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.
Operating Expenses
     General and administrative costs primarily include professional audit fees and legal fees incurred in our formation and our general compliance and corporate governance. As of December 31, 2007, we had general and administrative costs of $237,431, compared to $255,065 at December 31, 2006. The decrease in general and administrative costs is primarily due to the absence of certain costs related to the spin-off in 2006.

     Amortization expense includes the amortization of our license and patent costs. For the period April 10, 2000 (Commencement of Predecessor Business) to December 31, 2007, amortization expense was $370,244. The original value of the license of $440,625 reflects the closing share price of our common stock on April 10, 2000. The value of the patent of $41,882 mainly consists of legal fees. The value of the license and patent, net of amortization as of the year ended December 31, 2007 and 2006, was $112,263 and $109,092, respectively. The remaining licensing and patent costs are being amortized on a straight line basis through April 2010.
Liquidity and Capital Resources
     We have incurred operating losses since inception. As of December 31, 2007, we had $42,500 in cash and cash equivalents, compared to $67,393 at December 31, 2006. Our working capital deficit at December 31, 2007 was $79,542, compared to working capital of $28,684 at December 31, 2006. Net cash used in operating activities for the year ended December 31, 2007 was $163,511 mainly attributable to our net loss of $286,544 offset in part by amortization of license and patent costs of $38,711, stock-based compensation expense of $1,490, and an increase in accounts payable and accrued expenses of $82,832. For the year ended December 31, 2006, net cash used in operating activities was $182,107, mainly attributable to our net loss of $437,569, offset in part by amortization of license costs of $182,504 and an increase in accounts payable and accrued expenses of $72,958.
     On June 21, 2007, we issued a demand promissory note in favor of each of Mr. Frederick R. Adler, Mr. Joseph K. Pagano, D.H. Blair Investment Banking Corp. and Mr. Samuel A. Rozzi (together, the “Lenders”), evidencing loans extended to us in the principal amount of $50,000, $50,000, $50,000 and $30,000, respectively, by the Lenders, for an aggregate amount of $180,000. The promissory notes accrue interest at Citibank N.A.’s reported prime rate plus 3%, which is due and payable at the time the principal amount of each respective promissory note becomes due. The promissory notes have a maturity date of June 22, 2009. Each Lender may demand the payment of all of the outstanding principal and interest of his or its respective promissory note at any time prior to the maturity date. At the time of the loan transaction, each of the Lenders was the beneficial owner a significant number of shares of our common stock. In addition, Mr. Pagano is our Chief Executive Officer and the Chairman of our Board of Directors, and Mr. Adler is a member of our Board of Directors.
     As discussed above, we believe that our financial resources presently are insufficient to fund operations and capital requirements for the next twelve months. We expect to need additional amounts of financing in order to more to fully realize the possible research programs to be undertaken by us, which financing may not be available on favorable terms, or at all. As discussed above, we are presently targeting to raise between $650,000 — $1,000,000 from our largest stockholders of record or otherwise known to us, due in part to certain constraints imposed by the U.S. federal securities laws. It is possible that any such financing may be dilutive to current stockholders and the terms of any debt financings likely could contain restrictive covenants limiting our ability to do certain things, including paying dividends. We intend to continually review the commercial validity of the olfaction technology, in order to make the appropriate decisions as to the best way to allocate our limited resources.
Inflation
     Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt (if any) may not be offset by increases in cash flow. At December 31, 2007, we had $180,000 in floating rate debt outstanding. There was no significant impact on our operations as a result of inflation during the years ended December 31, 2006 and 2007.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS 157 changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an exit price, as opposed to the price that would be paid to acquire the asset or received to assume the liability, an entry price. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g. January 1, 2008, for calendar year-end entities). We do not expect the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

     In February, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods for those fiscal years. We do not expect the adoption of SFAS 159 will have a material impact on our financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combination” (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141R will have a material impact on our financial condition or results of operations.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”) which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 will have a material impact on our financial condition or results of operations.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. We do not expect the adoption of SFAS 161 will have a material impact on our financial condition or results of operations.
     Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financials statements.

ITEM 7	FINANCIAL STATEMENTS.
SENTISEARCH, INC.
(A Development Stage Company)
INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
SentiSearch, Inc.
West Palm Beach, Florida
     We have audited the accompanying balance sheet of SentiSearch, Inc. (a development stage company) as of December 31, 2007, and the related statements of operations, changes in stockholders’ (deficiency) equity, and cash flows for each of the years in the two year period then ended and for the period April 10, 2000 (commencement of business) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SentiSearch, Inc. (a development stage company) as of December 31, 2007, and the results of its operations and its cash flows for each of the years in the two year period then ended and for the period April 10, 2000 (commencement of business) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Raich Ende Malter & Co. LLP
RAICH ENDE MALTER & CO. LLP
East Meadow, New York
March 28, 2008

SENTISEARCH, INC.
(A Development Stage Company)
Balance Sheet
December 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$42,500

Other Assets
License and patent costs	482,507
Less: accumulated amortization	(370,244)

112,263

Total Assets	$154,763

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current Liabilities

Accounts payable and accrued expenses	$122,042

Notes payable — related party	180,000

302,042

Stockholders’ (Deficiency) Equity
Common stock — $0.0001 par value, 8,000,000 shares authorized, 7,694,542 shares outstanding	769
Additional paid in capital	1,000,055
Deficit accumulated during development stage	(1,148,103)

Total Stockholders’ (Deficiency) Equity	(147,279)

Total Liabilities and Stockholders’ (Deficiency) Equity	$154,763

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Operations

			For the period
			April 10, 2000
			(Commencement
	For the Years		of Business)
	Ended December 31,		to December 31,
	2007	2006	2007

Revenues	$—	$—	$—

Direct costs	—	—	—

Income after direct costs	—	—	—

Operating expenses:
General and administrative	237,431	255,065	767,457
Amortization of license and patent costs	38,711	182,504	370,244

	276,142	437,569	1,137,701

Other expense:
Interest and financing expense	10,402	—	10,402

	10,402	—	10,402

Net loss before provision for income taxes	(286,544)	(437,569)	(1,148,103)

Income taxes	—	—	—

Net loss	$(286,544)	$(437,569)	$(1,148,103)

Basic and diluted loss per share	$(0.04)	$(0.06)

Weighted average shares outstanding — basic and dilutive	7,694,542	7,694,542

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ (Deficiency) Equity

					Deficit
					Accumulated
				Additional	During
	Common Stock		Subscription	Paid-in	Development
	Shares	Amount	Receivable	Capital	Stage	Total

Balance — April 10, 2000 (Commencement of Predecessor Business)	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	(47,763)	(47,763)

Balance — December 31, 2000	—	—	—	—	(47,763)	(47,763)
Net loss	—	—	—	—	(63,169)	(63,169)

Balance — December 31, 2001	—	—	—	—	(110,932)	(110,932)
Net loss	—	—	—	—	(65,936)	(65,936)

Balance — December 31, 2002	—	—	—	—	(176,868)	(176,868)
Net loss	—	—	—	—	(77,083)	(77,083)

Balance — December 31, 2003	—	—	—	—	(253,951)	(253,951)
Net loss	—	—	—	—	(109,169)	(109,169)

Balance — December 31, 2004	—	—	—	—	(363,120)	(363,120)

Net loss	—	—	—	—	(60,870)	(60,870)

Balance — December 31, 2005	—	—	—	—	(423,990)	(423,990)
Net loss	—	—	—	—	(320,747)	(320,747)

Balance — October 2, 2006	—	—	—	—	(744,737)	(744,737)
Issuance of common stock — October 3, 2006	7,694,542	769	(769)	—	—	—
Additional contribution of capital — October 10, 2006	—	—	769	249,231	—	250,000
Contribution to capital of License costs and assumption of liability — October 10, 2006	—	—	—	749,334	—	749,334
Net loss	—	—	—	—	(116,822)	(116,822)

Balance — December 31, 2006	7,694,542	769	—	998,565	(861,559)	137,775
Stock-based compensation expense	—	—	—	1,490	—	1,490
Net loss	—	—	—	—	(286,544)	(286,544)

Balance — December 31, 2007	7,694,542	$769	$—	$1,000,055	$(1,148,103)	$(147,279)

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the period
			April 10, 2000
			(Commencement
	For the		of Business)
	Year Ended		Through
	December 31,		December 31,
	2007	2006	2007

Cash flows from operating activities

Net loss	$(286,544)	$(437,569)	$(1,148,103)

Stock-based compensation expense	1,490	—	1,490
Adjustments to reconcile net loss to net cash provided by operating activities:

Amortization of license and patent costs	38,711	182,504	370,244

Increase in accounts payable and accrued expenses	82,832	72,958	430,751

Net cash used in operating activities	(163,511)	(182,107)	(345,618)

Cash flows from investing activities

Acquisition of patents	(41,882)	—	(41,882)

Net cash used by investing activities	(41,882)	—	(41,882)

Cash flows from financing activities

Proceeds from notes payable — related parties	180,000	—	180,000

Proceeds from issuance of stock	—	250,000	250,000

Net cash provided by financing activities	180,000	250,000	430,000

Net (decrease) increase in cash and cash equivalents	(25,393)	67,893	42,500

Cash and cash equivalents — beginning of period	67,893	—	—

Cash and cash equivalents — end of period	$42,500	$67,893	$42,500

Supplemental disclosures of cash flow information
Non-cash from financing activities:

Assumption of liability by Sentigen Holding Corp.	$—	$308,709	$308,709

Stock of Sentigen Holding Corp. issued for license costs	$—	$—	$440,625

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
During July 2007, we were issued two patents in the United States and during November 2007, we were issued a patent in Australia. One of the U.S. patents and the Australia patent were issued directly to us and the other U.S. patent was issued under the Columbia License. All of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.
While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. There have been no revenues from operations to date. Although we have an exclusive license agreement with Columbia, only one patent has been issued under the License Agreement and we cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.
2. Basis of Presentation
The financial statements for the period April 10, 2000 (Commencement of Business) to December 31, 2007 differ from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the periods from April 10, 2000 through December 31, 2007. Our business was operated within Sentigen Holding Corp. as part of its broader corporate organization rather than as a stand-alone company. Our historical financial statements do not reflect the expense of certain corporate functions that we would have needed to perform if we were not a wholly-owned subsidiary.
We are a development stage company as defined in Financial Accounting Standard Board (“FASB”) Statement No. 7, “Accounting and Reporting by Development Stage Enterprises.” Our planned principal operations have not yet commenced. We intend to establish a new business. We have not generated any revenues from operations and have no assurance of any future revenues. All losses accumulated since commencement of our business have been considered as part of our development stage activities.
Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. On June 21, 2007, we issued a demand promissory note in favor of each Mr. Frederick R. Adler, Mr. Joseph K. Pagano, D.H. Blair Investment Banking Corp. and Mr. Samuel A. Rozzi (together, the “Lenders”), evidencing loans extended to us in the principal amounts of $50,000, $50,000, $50,000 and $30,000, respectively, by the Lenders, for an aggregate amount of $180,000. We believe that our current financial resources are not sufficient to fund our operations and capital requirements for the next 12 months. We also will need substantial amounts of additional financing to commercialize the research programs undertaken by us, which financing may not be available on favorable terms, or at all. Our ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about our ability to continue as a going concern should we be unable to realize revenues from our olfaction technology or raise additional funds in the future. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.
3. Summary of Significant Accounting Policies

a.	Cash and Cash Equivalents — Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.
b.	License and Patent Costs — The costs of intangible assets that are purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) are accounted for in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The amortization of those intangible assets used in research and development activities is a research and development cost. However, the costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are research and development costs at the time the costs are incurred. We determined that the licensing and patent costs arising from our exclusive licensing agreement with The Trustees of Columbia University have alternative future uses. These costs have been capitalized and are being amortized on a straight-line basis through April 2010 (see Notes 6 and 7).
c.	Impairment — Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset or fair market value. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe that none of our intangible and long-lived assets are impaired as of December 31, 2007 (see Note 6).
d.	Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
e.	Income Taxes — Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carry-forwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established if it is determined to be more likely than not that deferred tax assets will not be recovered.
f.	Loss Per Share — The accompanying financial statements include loss per share calculated as required by FASB Statement No. 128 “Earnings Per Share” on a “pro-forma” basis as if we were a separate entity from the period April 10, 2000 (commencement of business) until October 3, 2006 (our date of incorporation). Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share includes the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. FASB Statement No. 128 prohibits adjusting the denominator of diluted Earnings Per Share for additional potential common shares when a net loss from continuing operations is reported. As of December 31, 2007, SentiSearch, Inc. had no such securities outstanding or exercisable.
g.	Fair Value of Financial Instruments — The carrying value of cash and cash equivalents and accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount of the Company’s notes payable approximate fair value because the effective yield of such instruments, which includes the effects of contractual interest rates taken together with any discounts, is consistent with current market rates of interest for instruments of comparable credit risk.
h.	Stock-Based Compensation — Effective January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment” (SFAS 123R”). This statement is a revision of SFAS 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations. As the Company did not issue any employee share-based payments prior to January 1, 2006, there was no unrecognized compensation costs in any prior periods.

Stock-based compensation expense recognized in the Company’s statements of operations for the year ended December 31, 2007 includes compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the year ended December 31, 2007 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. The Company used this approach as it did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock options for the year ended December 31, 2007 was determined by examining the historical volatilities for industry peers for periods that meet or exceed the expected term of the options, using an average of the historical volatilities of the Company’s industry peers as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
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
On January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception. All of the Company’s tax years are subject to federal and state tax examination.
Deferred taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting and the amounts recognized for income tax purposes as well as the tax effects of net operating loss carryforwards. The significant components of net deferred tax assets are as follows:

	December 31,
	2007	2006

Net operating loss carryforwards	$116,163	$2,887
Amortization	45,184	43,842
Less: Valuation allowance	(161,347)	(46,729)

Net deferred tax assets	$—	$—

We believe that it is more likely than not that the deferred tax assets will not be realized and have therefore provided a valuation allowance in the accompanying balance sheet equal to the entire amount of the deferred tax assets.
The provision for income taxes on continuing operations differs from the amount using the statutory federal income tax rate (34%) as follows:

			For the period April
			10, 2000 (Commencement
			of Predecessor
	For the years ended December		Business) to December
	31,		31,
	2007	2006	2007

At Statutory Rates	$(97,425)	$(148,774)	$(390,355)
State income taxes, net of federal benefit	(17,193)	(26,254)	(68,887)
NOL’s utilized by Sentigen	—	297,895	297,895
Increase in valuation allowance	114,618	(122,867)	161,347

Provision for income taxes	$—	$—	$—

At December 31, 2007, the Company has federal and state net operating loss carryforwards of $290,408 for each tax jurisdiction, available to offset future federal and state taxable income. These carryforwards will expire on December 31, 2027. In addition, the Company has a deferred tax asset of $45,184 related to a basis difference in its intangible asset, which is also available to offset future federal and state taxable income. There are no tax-related balances due to or from any entities of which the Company was previously affiliated.
5. Notes Payable
On June 21, 2007, we issued a demand promissory note in favor of each of Mr. Frederick R. Adler, Mr. Joseph K. Pagano, D.H. Blair Investment Banking Corp. and Mr. Samuel A. Rozzi (together, the “Lenders”), evidencing loans extended to us in the principal amount of $50,000, $50,000, $50,000 and $30,000, respectively, by the Lenders, for an aggregate amount of $180,000. The promissory notes accrue interest at Citibank N.A.’s reported prime rate plus 3%, which is due and payable at the time the principal amount of each respective promissory note becomes due. The promissory notes have a maturity date of June 22, 2009. Each Lender may demand the payment of all of the outstanding principal and interest of his or its respective promissory note at any time prior to the maturity date. At the time of the transaction, each of the Lenders was the beneficial owner a significant number of shares of our common stock. In addition, Mr. Pagano is our Chief Executive Officer and the Chairman of our Board of Directors, and Mr. Adler is a member of our Board of Directors. Accrued interest on the promissory notes amounted to $10,402 at December 31, 2007 and is included in accounts payable and accrued expenses.
6. Exclusive License Agreement
On April 10, 2000, Sentigen Biosciences, Inc. (“Sentigen Biosciences”), a then wholly-owned subsidiary of Sentigen Holding Corp. (“Sentigen”), entered into a license agreement with The Trustees of Columbia University in the City of New York (“Columbia”) for an exclusive worldwide right to Columbia’s patent applications and other proprietary rights in the areas of insect chemosensation and olfaction (the “Columbia License”).
In consideration of the Columbia License, Columbia was issued 75,000 shares of Sentigen common stock and will receive royalties of 1% of the net sales of any licensed products or services. The Columbia License had certain minimum funding requirements, all of which have been satisfied.
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
The value of this license agreement is recorded as license costs, net of accumulated amortization on the accompanying balance sheet. The original value of the license costs reflects the closing share price of Sentigen’s common stock on April 10, 2000. The value of the license costs, net of amortization as of December 31, 2007 and December 31, 2006 was $76,364 and $109,092, respectively.
Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review of our olfaction technology was performed by an independent valuation firm in August 2006 which concluded that the estimated range of fair value was $120,000 to $190,000. An impairment loss of

$122,996 was recognized as amortization expense in August 2006 as the amount of the excess of the carrying value over the fair market value of the asset.
The license costs are being amortized on a straight line basis through April 2010. The following table details the expected amortization costs of the license over the next five years:

For the years ended:	Expected amortization expense
2008	$32,727
2009	32,727
2010	10,910

Total	$76,364

7.	Patent Costs

During July 2007, we were issued two patents in the United States and during November 2007, we were issued a patent in Australia. One of the U.S. patents and the Australia patent were issued directly to us and the other U.S. patent was issued under the Columbia License. All of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.

The original value of the patent costs, mainly consisting of legal fees in the amount of $41,882, is recorded as patent costs, net of accumulated amortization on the accompanying balance sheet. The value of the patent costs, net of amortization as of December 31, 2007 was $35,899.

The patent costs are being amortized on a straight line basis through April 2010, the remaining term of the license costs (see Note 6). The following table details the expected amortization costs of the patent:

For the years ended:	Expected amortization expense
2008	$11,966
2009	11,966
2010	11,967

Total	$35,899

8. Share-Based Payments
On May 16, 2007, the Company granted options to purchase 50,000 shares of its common stock at an exercise price of $.18 per share to a director. The fair value of the underlying common stock at the date of grant was $.18 per share. The options vested immediately and have a five year term. Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of 4.70%; expected dividend yield of zero percent; expected option life of two and one-half years; and expected volatility of 17.09%. The aggregate grant date fair value of the award amounted to $1,490. The Company recorded $1,490 of compensation expense during the year ended December 31, 2007 with respect to this award.
A summary of stock option activity for the year ended December 31, 2007 is as follows:

		Weighted Average	Weighted Average	Aggregate Intrinsic
	Number of Options	Exercise Price	Contractual Term	Value
Balance at January 1, 2006	—	$—
Granted	50,000	0.18

Balance at December 31, 2007	50,000	$0.18	4.38	$2,000

Exercisable at December 31, 2007	50,000	$0.18	4.38	$2,000

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock ($0.22) for stock options that are in-the-money as of December 31, 2007.
The weighted-average grant date fair value of options granted during the year ended December 31, 2007 amounted to $.03. The weighted-average contractual term gives effect to terminations. Total compensation cost recognized for stock options granted to employees and directors for the year ended December 31, 2007 amounted to $1,490. There was no unrecognized compensation expense related to unvested stock options at December 31, 2007.
9. Recently Issued Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). The purpose of SFAS 157 is to provide users of financial statements with better information about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements, and the effect of certain of the measurements on earnings for the period. SFAS No. 157 also provides guidance on the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. This changes the definition of fair value to be the price that would be received to sell an asset or paid to transfer a liability, an “exit price,” as opposed to the price that would be paid to acquire the asset or received to assume the liability, an “entry price.” SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years (e.g. January 1, 2008, for calendar year-end entities.) We do not expect the adoption of SFAS 157 will have a material impact on our financial conditions or results of operations.

In February, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods for those fiscal years. We do not expect the adoption of SFAS 159 will have a material impact on our financial conditions or results of operations.
In December 2007, the FASB issued SFAS No. 141R, “Business Combination” (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect the adoption of SFAS 141R will have a material impact on our financial conditions or results of operations.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”) which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 will have a material impact on our financial conditions or results of operations.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. We do not expect the adoption of SFAS 161 will have a material impact on our financial condition or results of operations.
Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financials statements.
10. Commitments and Contingencies
As of February 25, 2008, the Company has entered into a sublease for office space in West Palm Beach, Florida. The lease requires six monthly payments of approximately $1,480, including state sales tax, through August 2008.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 8A	CONTROLS AND PROCEDURES.
Controls and Procedures
     As of December 31, 2007, Joseph K. Pagano, who is our Chief Executive Officer, Secretary and Treasurer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) or Rule 15d-15(e) of the Exchange Act). Based upon that evaluation, Mr. Pagano concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.
Changes in Internal Controls Over Financial Reporting
     During the fourth quarter of fiscal year 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
     Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies.
     We are a development stage organization, with our chief executive officer having control over all the detail accounting transactions and the day-to-day activities. Although this control rests with the chief executive officer, care was taken to select and employ key controls which are sensitive to the segregation of duties issue. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 8B	OTHER INFORMATION.
     None.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Directors and Executive Officer
     Set forth below are the names, ages and current positions of our executive officer and directors. We do not have any employees, although Joseph K. Pagano presently serves as our Chief Executive Officer, Secretary and Treasurer for no compensation.

Name	Age	Position
Joseph K. Pagano	63	Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors
Frederick R. Adler	82	Director
Thomas J. Livelli	54	Director
Erik R. Lundh	38	Director
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
     Frederick R. Adler has been our director since our formation in October 2006 and was a director of Sentigen from May 1996 until November 2006. Mr. Adler is Managing Director of Adler & Company, a venture capital management firm he organized in 1968, and a general partner of its related investment funds. He is also a director of SIT Investments, Inc., an investment management firm located in Minneapolis, Minnesota and from 1977 to 1995 was a trustee and member of the Finance Committee of Teachers Insurance and Annuity Association. Mr. Adler is a retired partner of the law firm of Fulbright & Jaworski L.L.P. and was previously a senior partner in the firm and of counsel to the firm. From 1982 to 1996 he was a director of Life Technologies, Inc., a significant supplier in the biotechnology area, serving at various times until January 1, 1988 as either its Chairman or its Chief Executive Officer and after 1988 as Chairman of its Executive Committee. He has been a founding investor and a director of a number of biotechnology entities including Data General Corporation, Applied Materials, Inc., Biotechnology General (now Savient) and Synaptic. In 1998, Mr. Adler received an honorary doctorate from the Technion-Israel Institute of Technology in recognition of his work in the Israeli high technology industry.
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
     Erik R. Lundh has been our director since May 2007. Mr. Lundh currently leads the biotechnology sector of Heidrick & Struggles’ global life sciences practice, and he manages the firm’s San Francisco office. He joined Heidrick & Struggles in 2006 and has more than 16 years experience in the life sciences industry. From 2005 to 2006, Mr. Lundh served as a client partner with Korn/Ferry, an international executive search firm. From 2003 to 2004, Mr. Lundh was executive vice president of commercial operations for Sentigen Holding Corp. Earlier, Mr. Lundh worked in industry for several life sciences companies in operating roles spanning corporate strategy, business development, sales and marketing, and commercial operations.
Section 16(a) Beneficial Reporting Compliance
     The information required by Item 405 of Regulation S-B will be included under “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.
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
Committees
     We do not and, for at least the near future, will not have an audit, nominating or compensation committee because we believe that our board of directors is capable of performing the respective functions of the foregoing committees as a result of our size. The Board of Directors has determined that Frederick R. Adler qualifies as an “audit committee financial expert” under SEC regulations and has accounting or related financial management expertise and that Mr. Adler is an “independent” director, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ.
     We have not adopted any procedures by which our stockholders may recommend nominees to our Board of Directors.

ITEM 10	EXECUTIVE COMPENSATION.
Executive Officer Compensation.
     Our executive officer is not compensated for the services he provides other than with respect to reimbursement of out of pocket expenses actually incurred. In the future, if and when our operations so dictate, we may approve payment of salaries for our executive officer and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other such benefits. We have no equity compensation plans, other than an individual option grant of 50,000 shares of our common stock to Mr. Lundh as described herein. In addition, our executive officer is not a party to any employment agreements.
Director Compensation.
     The following table sets forth a summary of the compensation we paid to our directors during fiscal year 2007.

	Option awards (1)	Total
Name	($)	($)
Joseph K. Pagano	—	—
Frederick R. Adler	—	—
Thomas J. Livelli	—	—
Erik R. Lundh(2)	$1,490	$1,490

(1)	The amounts in this column represent the dollar amount recognized in accordance with SFAS 123R for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted in 2007. Assumptions used in the calculation of these amounts for the 2007 fiscal year are included in Note 7 to our audited financial statements for the 2007 fiscal year included elsewhere herein.

(2)	In connection with Mr. Lundh’s appointment to the board of directors, on May 16, 2007, the effective date of his appointment, Mr. Lundh received a one-time special grant of an option to purchase 50,000 shares of our common stock. The options vested immediately and were granted at an exercise price equal to the closing price of our common stock on the grant date. The grant date fair value per option for Mr. Lundh’s stock option award was $0.18.
     Typically, our directors are not compensated for the services they provide other than with respect to reimbursement of out of pocket expenses actually incurred. In the future, if and when our operations so dictate, we may approve payment of retainers for our directors, but currently, no such plans have been approved. Other than the option grants to Mr. Lundh discussed above, there have been no equity grants to directors to date.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The information required by this Item will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in the definitive Proxy Statement for our Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions
     On June 21, 2007, we issued a demand promissory note in favor of each of Mr. Frederick R. Adler, Mr. Joseph K. Pagano, D.H. Blair Investment Banking Corp. and Mr. Samuel A. Rozzi (together, the “Lenders”), evidencing loans extended to us in the principal amount of $50,000, $50,000, $50,000 and $30,000, respectively, by the Lenders, for an aggregate amount of $180,000. The promissory notes accrue interest at Citibank N.A.’s reported prime rate plus 3%, which is due and payable at the time the principal amount of each respective promissory note becomes due. The promissory notes have a maturity date of June 22, 2009. Each Lender may demand the payment of all of the outstanding principal and interest of his or its respective promissory note at any time prior to the maturity date. At the time of the loan transaction, each of the Lenders was the beneficial owner of a significant number of shares of our common stock. In addition, Mr. Pagano is our Chief Executive Officer and the Chairman of our Board of Directors, and Mr. Adler is a member of our Board of Directors. As of the date hereof, the entire principal amounts of the loans are outstanding and no interest payments have been made. Accrued interest on the promissory notes amounted to $10,402 at December 31, 2007.
Director Independence
     Our common stock trades on the OTCBB, which currently does not have director independence requirements. Messrs. Adler, Livelli and Lundh have been deemed by our board of directors to be “independent” directors, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ. In determining independence, the board of directors has affirmatively determined, among other items, whether the directors have any relationship that would interfere with the exercise of independent do not expect to have an audit, nominating or compensation committee because we believe that our board of directors is capable of performing the respective functions of the foregoing committees as a result of our size.

ITEM 13	EXHIBITS.

Exhibit	Description
3.1	Certificate of Incorporation of SentiSearch, Inc.*

3.2	Bylaws of SentiSearch, Inc.*

4.1	Specimen Common Stock Certificate of SentiSearch, Inc.**

10.1	Exclusive License Agreement dated April 10, 2000 between Sentigen Biosciences, Inc. (formerly known as Sentigen Corp.), and The Trustees of Columbia University in the City of New York.*

10.2	Consent to the Assignment to SentiSearch, Inc. of the Exclusive License Agreement dated April 10, 2000 between Sentigen Biosciences, Inc. (formerly known as Sentigen Corp.), and The Trustees of Columbia University in the City of New York: (1) Letter dated September 25, 2006 by Sentigen Biosciences, Inc. requesting consent to assignment of the Exclusive License Agreement, and (2) Letter dated October 17, 2006 by Columbia University granting consent to the assignment of the Exclusive License Agreement.*

10.3	Separation and Distribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.*

10.4	Contribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.*

10.5	Patent Assignment, dated October 10, 2006, by Sentigen Holding Corp. to SentiSearch, Inc.*

10.6	Form of Indemnification Agreement.*

10.7	Option Agreement dated May 16, 2007 by and between Erik R. Lundh and SentiSearch, Inc., incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on May 18, 2007.

10.8	Form of Demand Promissory Note, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on June 22, 2007.

31	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to SentiSearch’s Registration Statement on Form 10-SB filed with the SEC on November 15, 2006. File No. 000-52320.

**	Incorporated by reference to SentiSearch’s Registration Statement on Amendment No. 1 to Form 10-SB filed with the SEC on November 29, 2006. File No. 000-52320.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2006	December 31, 2007
(i) Audit Fees	$58,000	$35,000
(ii) Audit Related Fees	$0	$0
(iii) Tax Fees	$0	$0
(iv) All Other Fees	$0	$0
Total Fees	$58,000	$35,000

Audit Fees
     Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and services that are normally provided by Raich Ende Malter & Co. LLP in connection with statutory and regulatory filings or engagements.
Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors
     We currently do not have a designated audit committee, and accordingly, our board of directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. The independent auditors are required to periodically report to our board of directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During 2007, all of the audit fees were pre-approved by our board of directors.

Signatures
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTISEARCH, INC.
Date: March 28, 2008	/s/ Joseph K. Pagano
Joseph K. Pagano
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Joseph K. Pagano Joseph K. Pagano	Chief Executive Officer, Secretary and Treasurer, Chairman of the Board, Principal Executive Officer and Principal Financial and Accounting Officer	March 28, 2008

/s/ Frederick R. Adler Frederick R. Adler	Director	March 28, 2008

Thomas J. Livelli	Director	March 28, 2008

/s/ Erik R. Lundh Erik R. Lundh	Director	March 28, 2008

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of SentiSearch, Inc.*

3.2	Bylaws of SentiSearch, Inc.*

4.1	Specimen Common Stock Certificate of SentiSearch, Inc.**

10.1	Exclusive License Agreement dated April 10, 2000 between Sentigen Biosciences, Inc. (formerly known as Sentigen Corp.), and The Trustees of Columbia University in the City of New York.*

10.2	Consent to the Assignment to SentiSearch, Inc. of the Exclusive License Agreement dated April 10, 2000 between Sentigen Biosciences, Inc. (formerly known as Sentigen Corp.), and The Trustees of Columbia University in the City of New York: (1) Letter dated September 25, 2006 by Sentigen Biosciences, Inc. requesting consent to assignment of the Exclusive License Agreement, and (2) Letter dated October 17, 2006 by Columbia University granting consent to the assignment of the Exclusive License Agreement.*

10.3	Separation and Distribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.*

10.4	Contribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.*

10.5	Patent Assignment, dated October 10, 2006, by Sentigen Holding Corp. to SentiSearch, Inc.*

10.6	Form of Indemnification Agreement.*

10.7	Option Agreement dated May 16, 2007 by and between Erik R. Lundh and SentiSearch, Inc., incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on May 18, 2007.

10.8	Form of Demand Promissory Note, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on June 22, 2007.

31	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to SentiSearch’s Registration Statement on Form 10-SB filed with the SEC on November 15, 2006. File No. 000-52320.

**	Incorporated by reference to SentiSearch’s Registration Statement on Amendment No. 1 to Form 10-SB filed with the SEC on November 29, 2006. File No. 000-52320.