Form 10KSB/A
period 2007-12-31
SentiSearch, Inc.
filed 2008-04-29
CIK 1380024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year: $0.00
The aggregate market value of the voting and non-voting common equity held by non-affiliates (which, for purposes of this calculation only, excludes our directors, executive officers and ten percent or greater stockholders of the Company) was $1,176,126, as computed by reference to the last sale price of the Company’s common stock, as reported by the OTC Bulletin Board, on March 4, 2008.
As of March 5, 2008, the Company had outstanding 7,694,542 shares of common stock.
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-KSB/A amends our Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 28, 2008 to:
1) Correct the aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 4, 2008 set forth on the cover page of the Annual Report on Form 10-KSB;
2) Correct the number of shares of common stock outstanding as of March 5, 2008 set forth on the cover page of the Annual Report on Form 10-KSB; and
3) Include the information required by Part III of the Annual Report on Form 10-KSB that was to be incorporated by reference to our definitive proxy statement.
There are no other changes made by this Amendment No. 1 and it is not intended to update other information presented in the Annual Report on Form 10-KSB, as originally filed.

PAGE
PART III
ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	1

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	1

EXHIBIT INDEX

EX-31: CERTIFICATION

EX-32: CERTIFICATION
EX-31: CERTIFICATION
EX-32: CERTIFICATION

-i-

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
Section 16(a) Beneficial Reporting Compliance
     Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC, and to furnish to us copies of such reports. Based solely on the review of the copies of the forms furnished to us during the December 31, 2007 fiscal year, no insider was late in filing a Form 3, Form 4 or Form 5 under Section 16(a)(2) of the Exchange Act, with the following exception:
     Mr. Pagano filed a Form 5 for the December 31, 2007 fiscal year on April 18, 2008.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
     The following table provides information with respect to the beneficial ownership of our common stock as of March 31, 2008 by (1) each of our stockholders who is known to us to be a beneficial owner of more than 5% of our outstanding common stock, (2) each of our directors, (3) our named executive officer, and (4) our executive officer and all of our directors as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power over the shares listed.

	Amount of Beneficial
	Ownership		Percentage of
Name and Address of Beneficial Owner	of Common Stock		Common Stock
Joseph K. Pagano	731,450	(1)	9.50%
1217 South Flagler Drive, 3rd Floor West Palm Beach, Florida 33401

Frederick R. Adler	653,573		8.49%
1520 S. Ocean Boulevard Palm Beach, Florida 33480

Thomas J. Livelli	119,380		1.55%
7541 Fallen Oak Drive Verona, Wisconsin 53593

Erik R. Lundh	55,000	(2)	*
c/o Heidrick & Struggles One California Street, Ste. 2400 San Francisco, CA 94111

Samuel A. Rozzi	572,525	(3)	7.44%
c/o Corporate National Realty Inc. 7600 Jericho Turnpike Woodbury, New York 11797

Joseph A. Pagano, Jr. 2007 Trust	600,000		7.79%
1217 South Flagler Drive, 3rd Floor West Palm Beach, Florida 33401

Longview Partners, L.P.	670,327	(4)	8.71%
c/o Adler & Co. 400 Madison Ave. Suite 7C New York, NY 10017

Susan Chapman c/o Adler & Co. 400 Madison Ave., Suite 7C New York, NY 10017	697,394	(5)	9.06%

Executive officer and all directors as a group (4 persons)	1,559,403	(1)(2)	20.27%

*	Represents less than 1%.

(1)	Includes 25,000 shares of common stock held of record by the Joseph A. Pagano, Jr. Trust. Mr.Pagano disclaims beneficial ownership of all shares other than those held in his name except to the extent of his pecuniary interest therein. Does not include 600,000 shares of common stock held of record by Joseph A. Pagano Jr. 2007 Trust, a trust for which Mr. Pagano has no investment control or right to revoke.

1

(2)	Includes 2,500 shares held of record by each of Mr. Lundh’s son and daughter. Mr. Lundh disclaims beneficial ownership of these shares. Includes 50,000 shares issuable upon the exercise of stock options to purchase share of our common stock that are exercisable within 60 days of March 31, 2008.

(3)	Includes 150,000 shares held by Scarsdale Limited Partnership, of which Mr. Rozzi is general partner. Mr. Rozzi’s daughter and The Samuel A. Rozzi Grantor Retained Annuity Trust, of which Mr. Rozzi’s daughter is trustee, are the sole limited partners of Scarsdale Limited Partnership. Mr. Rozzi disclaims beneficial ownership of all shares other than those held in his name except to the extent of his pecuniary interest therein.

(4)	Susan Chapman is the general partner of Longview Partners, L.P, which is the registered holder of these shares.

(5)	Includes 670,327 shares held of record by Longview Partners, L.P. (of which Mrs. Chapman is the general partner), 300 shares held in trusts for the benefit of Mrs. Chapman’s children and 26,767 shares held of record by Mrs. Chapman’s spouse.
Equity Compensation Plan Information
     The table below provides information, as of the end of December 31, 2007, concerning securities authorized for issuance under our equity compensation plans.

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
	and rights	and rights	(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	50,000	$0.18	—
Total	50,000	$0.18	—

(1)	In connection with Erik R. Lundh’s appointment to the board of directors, on May 16, 2007, the effective date of his appointment, Mr. Lundh received a one-time special grant of an option to purchase 50,000 shares of our common stock. The options vested immediately and were granted at an exercise price equal to the closing price of our common stock on the grant date. As of December 31, 2007, we had no other equity compensation plans.

2

Signatures
     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTISEARCH, INC.
Date: April 29, 2008	/s/Joseph K. Pagano
Joseph K. Pagano
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/Joseph K. Pagano	Chief Executive Officer, Secretary and	April 29, 2008

Joseph K. Pagano	Treasurer, Chairman of the Board, Principal Executive Officer and Principal Financial and Accounting Officer

/s/Frederick R. Adler	Director	April 29, 2008

Frederick R. Adler
	Director	April 29, 2008

Thomas J. Livelli

/s/ Erik R. Lundh	Director	April 29, 2008

Erik R. Lundh

EXHIBIT INDEX

Exhibit	Description

31	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.