Form 10-Q
period 2008-03-31
SentiSearch, Inc.
filed 2008-05-15
CIK 1380024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition Period From                      to
Commission File Number 000-52320
SENTISEARCH, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-5655648

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1217 South Flagler Drive, 3rd Floor
West Palm Beach, FL	33401

(Address of principal executive office)	(Zip Code)
(561) 653-3284

(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 7, 2008, the Company had outstanding 7,694,542 shares of Common Stock.

SENTISEARCH, INC.
FORM 10-Q

Page
Number

PART I FINANCIAL INFORMATION	1
ITEM 1 Financial Information	1
ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	16
ITEM 4 Controls and Procedures	16
PART II OTHER INFORMATION	17
ITEM 6 Exhibits	17
SIGNATURES	18
EX-31: CERTIFICATION
EX-32: CERTIFICATION
EX-10.1: REVOLVING CREDIT NOTE
EX-31: CERTIFICATION
EX-32: CERTIFICATION
-i-

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements
SentiSearch, Inc.
(A Development Stage Company)
Balance Sheets

	March 31,	December 31,
	(unaudited)	2007
ASSETS
Current Assets
Cash and Cash Equivalents	$5,604	$42,500
Security Deposit	1,390	—

Total Current Assets	6,994	42,500

Other Assets
License and Patent Costs	482,507	482,507
Less: Accumulated Amortization	(381,418)	(370,244)

	101,089	112,263

Total Assets	$108,083	$154,763

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY
Current Liabilities
Accounts Payable and Accrued Expenses	$199,554	$122,042
Due to Related Party	28,970	—

Total Current Liabilities	228,524	122,042
Notes Payable — Related Party	180,000	180,000

Total Liabilities	408,524	302,042

Stockholders’ (Deficiency) Equity
Common Stock — $0.0001 par value, 8,000,000 shares authorized, 7,694,542 shares outstanding	769	769
Additional Paid in Capital	1,011,123	1,000,055
Deficit Accumulated During Development Stage	(1,312,333)	(1,148,103)

Total Stockholders’ (Deficiency) Equity	(300,441)	(147,279)

Total Liabilities and Stockholders’ (Deficiency) Equity	$108,083	$154,763

See notes to financial statements.

SentiSearch, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

			For the period
			April 10, 2000
			(Commencement
	For the three months ended		of Business)
	Ended March 31,		to March 31,
	2008	2007	2008

Revenues	$—	$—	$—

Direct costs	—	—	—

Income after direct costs	—	—	—

Operating expenses:
General and administrative	148,920	36,148	916,377
Amortization of license and patent costs	11,174	8,183	381,418

	160,094	44,331	1,297,795

Other expense:
Interest and financing expense	4,136	—	14,538

	4,136	—	14,538

Net loss before provision for income taxes	(164,230)	(44,331)	(1,312,333)

Income taxes	—	—	—

Net loss	$(164,230)	$(44,331)	$(1,312,333)

Basic and diluted loss per share	$(0.02)	$(0.01)

Weighted average shares outstanding — basic and dilutive	7,694,542	7,694,542

See notes to financial statements.

SentiSearch, Inc.
(A Development Stage Company)
Statements of Changes in Stockholder’s Equity (deficiency)

				Additional
	Common Stock		Subscription	Paid-in	Accumulated
	Shares	Amount	Receivable	Capital	Deficit	Total

Balance — April 10, 2000 (Commencement of Business)	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	(47,763)	(47,763)
Balance — December 31, 2000	—	—	—	—	(47,763)	(47,763)
Net loss	—	—	—	—	(63,169)	(63,169)
Balance — December 31, 2001	—	—	—	—	(110,932)	(110,932)
Net loss	—	—	—	—	(65,936)	(65,936)
Balance — December 31, 2002	—	—	—	—	(176,868)	(176,868)
Net loss	—	—	—	—	(77,083)	(77,083)
Balance — December 31, 2003	—	—	—	—	(253,951)	(253,951)
Net loss	—	—	—	—	(109,169)	(109,169)
Balance — December 31, 2004	—	—	—	—	(363,120)	(363,120)

Net loss	—	—	—	—	(60,870)	(60,870)
Balance — December 31, 2005	—	—	—	—	(423,990)	(423,990)
Net loss	—	—	—	—	(320,747)	(320,747)
Balance — October 2, 2006	—	—	—	—	(744,737)	(744,737)
Issuance of common stock — October 3, 2006	7,694,542	769	(769)	—	—	—
Additional contribution of capital — October 10, 2006	—	—	769	249,231	—	250,000
Contribution to capital of License costs and assumption of liability — October 10, 2006	—	—	—	749,334	—	749,334
Net loss	—	—	—	—	(116,822)	(116,822)
Balance — December 31, 2006	7,694,542	769	—	998,565	(861,559)	137,775
Stock-based compensation expense	—	—	—	1,490	—	1,490
Net loss	—	—	—	—	(286,544)	(286,544)

Balance — December 31, 2007	7,694,542	769	—	1,000,055	(1,148,103)	(147,279)
Stock-based compensation expense (unaudited)	—	—	—	11,068	—	11,068
Net loss (unaudited)	—	—	—	—	(164,230)	(164,230)

Balance — March 31, 2008 (unaudited)	7,694,542	$769	$—	$1,011,123	$(1,312,333)	$(300,441)

See notes to financial statements.

SentiSearch, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

			For the period
			April 10, 2000
			(Commencement
	For the		of Business)
	Three months ended		Through
	March 31,		March 31,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(164,230)	$(44,331)	$(1,312,333)
Stock-based compensation expense	11,068	—	12,558

Adjustments to reconcile net loss to net cash used in operating activities:
Increase in Miscellaneous Receivable	—	(10,000)	—
Amortization of license and patent costs	11,174	8,183	381,418
Security deposits	(1,390)	—	(1,390)
Increase in accounts payable and accrued expenses	77,512	(13,697)	508,263
Due to related party	28,970	—	28,970

Net cash used in operating activities	(36,896)	(59,845)	(382,514)

Cash flows from investing activities
Acquisition of patents	—	—	(41,882)

Net cash used by investing activities	—	—	(41,882)

Cash flows from financing activities

Proceeds from notes payable — related parties	—	—	180,000

Proceeds from issuance of stock	—	—	250,000

Net cash provided by financing activities	—	—	430,000

Net (decrease) increase in cash and cash equivalents	(36,896)	(59,845)	5,604
Cash and cash equivalents — beginning of period	42,500	67,893	—

Cash and cash equivalents — end of period	$5,604	$8,048	$5,604

Supplemental disclosures of cash flow information
Non-cash from financing activities:
Assumption of liability by Sentigen Holding Corp.	$—	$—	$308,709

Stock of Sentigen Holding Corp. issued for license costs	$—	$—	$440,625

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
During July 2007, we were issued two patents in the United States, during November 2007, we were issued one patent in Australia and during April 2008, we were issued one patent in Mexico. Three of these patents were issued directly to us and the other patent was issued under the Columbia License. All of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.
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
2. Basis of Presentation
The financial statements for the period April 10, 2000 (Commencement of Business) to March 31, 2008 differ from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the periods from April 10, 2000 through March 31, 2008. Our business was operated within Sentigen Holding Corp. as part of its broader corporate organization rather than as a stand-alone company. Our historical financial statements do not reflect the expense of certain corporate functions that we would have needed to perform if we were not a wholly-owned subsidiary.
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

3. Summary of Significant Accounting Policies
a.	Interim Period — The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2008, the results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2008. The results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007 as included in the Company’s report on Form 10-KSB. There have been no changes in significant accounting policies since December 31, 2007.

b.	Cash and Cash Equivalents — Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.

c.	License Costs — The costs of intangible assets that are purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) are accounted for in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The amortization of those intangible assets used in research and development activities is a research and development cost. However, the costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are research and development costs at the time the costs are incurred. We determined that the licensing costs arising from our exclusive licensing agreement with The Trustees of Columbia University have alternative future uses. These costs have been capitalized and are being amortized on a straight-line basis through April 2010 (see Note 6).

d.	Impairment — Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset or fair market value. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe that none of our intangible and long-lived assets are impaired as of March 31, 2008.

e.	Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

f.	Income Taxes — Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carry-forwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established if it is determined to be more likely than not that deferred tax assets will not be recovered.

g.	Loss Per Share — The accompanying financial statements include loss per share calculated as required by FASB Statement No. 128 “Earnings Per Share” on a “pro-forma” basis as if we were a separate entity from the period April 10, 2000 (commencement of business) until October 3, 2006 (our date of incorporation). Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. FASB Statement No. 128 prohibits adjusting the denominator of diluted Earnings Per Share for additional potential common shares when a net loss from continuing operations is reported. The assumed exercise of common stock equivalents was not utilized for three months ended March 31, 2008 since the effect would be anti-dilutive.

h.	Fair Value of Financial Instruments — The carrying value of cash and cash equivalents and accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount of the Company’s notes payable approximate fair value because the effective yield of such instruments, which includes the effects of contractual interest rates taken together with any discounts, is consistent with current market rates of interest for instruments of comparable credit risk.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements (“FAS 157”). There was no impact on the Company’s financial position, results of operation or cash flows as of March 31, 2008 and for the three months then ended as a result of FAS 157.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). There was no impact on the Company’s financial position, results of operation or cash flows as of March 31, 2008 and for the three months then ended as a result of FAS 159.

i.	Stock-Based Compensation — Effective January 1, 2006, the Company adopted SFAS 123R, “Share-Based Payment” (SFAS 123R”). This statement is a revision of SFAS 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share-based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations. As the Company did not issue any employee share-based payments prior to January 1, 2006, there was no unrecognized compensation costs in any prior periods.

Stock-based compensation expense recognized in the Company’s statements of operations for the three months ended March 31, 2008 includes compensation expense for the share-based payment awards granted subsequent to December 31, 2005, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. As stock-based compensation expense recognized in the three months ended March 31, 2008 is based upon awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Company accounts for its issuances of stock-based compensation to non-employees for services using the measurement date guidelines enumerated in SFAS 123R and EITF 96-18. Accordingly, the value of any awards that were vested and non forfeitable at their date of issuance were measured based on the fair value of the equity instruments at the date of issuance. The non-vested portion of awards that are subject to the future performance of the counterparty are adjusted at each reporting date to their fair values based upon the then current market value of the Company’s stock and other assumptions that management believes are reasonable. The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable then the fair value of the services rendered. The fair value of the stock options granted was calculated using the Black-Scholes option pricing model as prescribed by SFAS 123R.

4. Notes Payable
On June 21, 2007, we entered into demand promissory notes in favor of each of Mr. Frederick R. Adler, Mr. Joseph K. Pagano, D.H. Blair Investment Banking Corp. and Mr. Samuel A. Rozzi (together, the “Lenders”), providing for loans to us in the principal amount of $50,000, $50,000, $50,000 and $30,000, respectively, for an aggregate amount of $180,000. The promissory notes accrue interest at Citibank N.A.’s reported prime rate plus 3%, which is due and payable at the time the principal amount of each respective promissory note becomes due. The promissory notes have a maturity date of June 22, 2009. Each Lender may demand the payment of all of the outstanding principal and interest of his or its respective promissory note at any time prior to the maturity date. At the time of the loan transaction, each of the Lenders was a beneficial owner of a significant number of shares of our common stock. In addition, Mr. Pagano is our Chief Executive Officer and the Chairman of the Board of Directors, and Mr. Adler is a member of the Board of Directors. As of March 31, 2008, Accounts Payable and Accrued Expenses include accrued interest of the promissory notes of $14,538.
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
The value of this license agreement is recorded as license costs, net of accumulated amortization on the accompanying balance sheet. The original value of the license costs reflects the closing share price of Sentigen Holding Corp.’s common stock on April 10, 2000. The value of the license costs, net of amortization as of March 31, 2008 and March 31, 2007 was $68,182 and $100,909, respectively.
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
The license costs are being amortized on a straight line basis through April 2010. The following table details the expected amortization costs of the license over the next two years:

Expected
amortization
For the years ended:	expense
2008	24,545
2009	32,727
2010	10,910

Total	$68,182

6. Patent Costs
During July 2007, we were issued two patents in the United States, during November 2007, we were issued a patent in Australia and during April 2008, we were issued a patent in Mexico. One of the U.S. patents and the Australia and Mexico patents were issued directly to us and the other U.S. patent was issued under the Columbia License. All of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.
The original value of the patent costs, mainly consisting of legal fees in the amount of $41,882, is recorded as patent costs, net of accumulated amortization on the accompanying balance sheet. The value of the patent costs, net of amortization as of March 31, 2008 was $32,907.
The patent costs are being amortized on a straight line basis through April 2010, the remaining term of the license costs (see Note 6). The following table details the expected amortization costs of the patent:

Expected
amortization
For the years ended:	expense
2008	12,600
2009	15,230
2010	5,077

Total	$32,907

7. Share-Based Payments

Non-Employee Stock-Based Compensation
On March 27, 2008, the Company granted options to purchase 425,000 shares of its common stock at an exercise price of $.19 per share with a term of ten years to three individuals providing consulting services to the Company. The fair value of the underlying common stock at the date of grant was $.0699 per share. The options vest as follows: 158,334 immediately, 133,333 on the first anniversary of the grant date and 133,333 on the second anniversary of the grant date. Of the 425,000 options granted, 169,542 are exercisable subject to stockholder approval of an amendment to the Company’s charter to increase the number of shares of authorized common stock. Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of 3.56%; expected dividend yield of zero percent; expected option life of ten years; and expected volatility of 17.36%. The aggregate grant date fair value of the award amounted to $29,708. The Company recorded $11,068 of consulting expense during the three months ended March 31, 2008 with respect to these awards.

Total compensation expense recognized for the three months ended March 31, 2008 amounted to $11,068. The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. The weighted-average grant date fair value of options granted during the three months ended March 31, 2008 amounted to $0.0699 per share. Total unamortized compensation expense related to unvested stock options at March 31, 2008 amounted to $18,640 and is expected to be recognized over a weighted average period of approximately 10 years.
8. Recently Issued Accounting Pronouncements
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. We do not expect the adoption of SFAS 161 will have a material impact on our financial condition or results of operations.
Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.
9. Commitments and Contingencies
On February 25, 2008, the Company entered into a sublease for office space in West Palm Beach, Florida. The lease requires six monthly payments of approximately $1,480, including state sales tax, through August 2008.
10. Related Party Transactions
During the three months ended March 31, 2008, the Company’s Chief Executive Officer and Chairman made interest-free demand loans to the Company in the aggregate of $28,970. The loans are pursuant to a Revolving Credit Note dated as of March 10, 2008, which matures on March 10, 2009. During April 2008, Mr. Pagano made additional loans under the Revolving Credit Note in the aggregate amount of $77,944. The total aggregate amount of $106,914 outstanding under the Revolving Credit Note on May 9, 2008, was applied to Mr. Pagano’s participation in the Company’s financing that closed on May 9, 2008. See Note 11 for additional information on the financing.
Please refer to Note 5 regarding additional related party transactions.
11. Subsequent Events
In April 2008, the Company was issued one patent. The patent was issued directly to the Company in Mexico. The patent covers nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patent covers any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.
As of May 9, 2008, the Company closed on a $750,000 financing, consisting of cash in the amount of $563,986 and the conversion of $186,013 of indebtedness. Participants in the financing subscribed for an aggregate of 3,947,368 shares of common stock, based on the closing price of $0.19 per share of our common stock on the closing date. Prior to the issuance of any shares of common stock pursuant to the financing, we are required to receive the approval of our stockholders to amend our Certificate of Incorporation to increase the number of authorized shares of common stock (“Stockholder Approval”). No shares will be issued, and no subscribing person will be deemed to own any shares, until such time as Stockholder Approval has been received. In the event that Stockholder Approval is not received, the subscription amount for the shares will not be returned but instead will automatically be converted into a subscription for debt to be issued at that time. The debt, if issued, will be unsecured, mature in one year from the date of issuance, and bear interest (which will accrue and be payable at maturity) at a rate equal to ten percent (10%) per annum.
Eleven of our largest stockholders (each holding 50,000 or more shares of our common stock) subscribed in the financing, including, Mr. Pagano, our Chairman and Chief Executive Officer, and Mr. Adler, a director.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Information
     The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Exchange Act, including statements using terminology such as “can”, “may”, “believe”, “designed to”, “expect”, “intend to,” “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:
•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.
We believe it is important to communicate our expectations. However, forward-looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in forward-looking statements as a result of certain factors, including those set forth under our Annual Report on Form 10-KSB for the year ended December 31, 2007. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.
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
     The olfaction intellectual property assets that we hold primarily consist of an exclusive worldwide license issued by The Trustees of Columbia University in the City of New York (“Columbia”), as described in more detail below (the “Columbia License”), and certain patent applications titled “Nucleic Acids and Proteins of Insect or 83b odorant receptor genes and uses thereof.” The olfaction intellectual property assets are also referred to herein as “our olfaction intellectual property.”
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
     While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. There were no revenues from operations for the three months ended March 31, 2008. As of March 31, 2008, we held two patents directly with another patent being issued under our License Agreement. In April 2008, we were issued an additional patent in Mexico that is directly held by us. We cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.
Critical Accounting Policies and Use of Estimates
     The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our critical accounting policies include impairment of intangibles.
     Our intangible assets consist of license costs of $482,507 as of the three-months ended March 31, 2008, as compared with $440,625 as of the three-months ended March 31, 2007 and are the result of the Columbia License and certain patents. The value of the Columbia License reflects the closing share price of Sentigen’s common stock on April 10, 2000 (the closing date of the Columbia License) multiplied by the 75,000 shares of Sentigen common stock issued to Columbia University less accumulated amortization. The value of the license is subject to an amortization period of 10 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment was conducted by an outside firm that concluded the fair market value of the olfaction technology was between $120,000 and $190,000 as of August 2006. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss of $122,996 was recognized as amortization expense in August 2006 by Sentigen. We believe no further impairment loss is necessary as of March 31, 2008.
Results of Operation
General
     We are a development stage company as defined in Financial Accounting Standard Board (“FASB”) Statement No. 7, “Accounting and Reporting by Development Stage Enterprises.” Our planned principal operations have not yet commenced and we have one employee. We intend to establish a new business. We have not generated any revenues from operations and have no assurance of any future revenues. All losses accumulated since commencement of our business have been considered as part of our development stage activities.
     Prior to the spin-off on December 1, 2006, our business was operated within Sentigen as part of its broader corporate organization rather than as a stand-alone company. Historically, Sentigen performed certain corporate functions for us. Our historical financial statements included herein do not reflect the expense of certain corporate functions we would have needed to perform if we were not a wholly-owned subsidiary. Following the spin-off, Sentigen no longer provided assistance to us and we are responsible for the additional costs associated with being an independent public company, including costs related to corporate governance, quoted securities and investor relations issues. Therefore, you should not make any assumptions regarding our future performance based on our financial statements.
     Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. Funding during the first quarter of 2008 was received through $28,970 in loans made to us by Mr. Pagano, our Chief Executive Officer. On May 9, 2008, we closed on a $750,000 financing with certain of our largest stockholders, including our Chief Executive Officer and Chairman and another member of our board of directors. On June 21, 2007, certain of our officers, directors and shareholders loaned us an aggregate of $180,000. See “-Liquidity and Capital Resources ” below for a discussion of our financing and loans. We believe that our limited financial resources, inclusive of the foregoing amounts, are sufficient to fund operations and capital requirements for the next twelve months. We may, however, need substantial amounts of additional financing to commercialize the research programs undertaken by us, which financing may not be available on favorable terms, or at all.
Product Research and Development
     We intend to continually review the commercial validity of the olfaction technology, in order to make the appropriate decisions as to the best way to allocate our limited resources. We currently do not have any research and development grant applications outstanding nor can we predict whether we will receive any research and development funding during the next twelve (12) months. We are unable at this time to predict a level of spending, if any, for product research and development activities during the next twelve (12) months, all of which will be dependent upon the implementation of our business plan. Our executive officer and board of directors have and intend to continue to seek opportunities with non-profit agencies and with potential commercial partners to leverage our olfaction intellectual property for the development of control agents for biting insects, in particular, insect vectors of malaria and other diseases.
Operating and Other Expenses
     For the three months ended March 31, 2008, general and administrative costs were $148,658 and primarily included professional audit fees and legal fees and travel and lodging expenses. For the three-months ended March 31, 2007, general and administrative costs were $36,148 and primarily included approximately $36,000 of professional audit fees and legal fees. The comparative increase of $112,510 during the first quarter of 2008 is primarily due to our increased operating activities with respect to our patents, commercialization efforts for our olfaction intellectual property and financing activities.
     Amortization expense includes the amortization of our license costs. For the three-months ended March 31, 2008 and 2007, amortization expense was $11,174 and $8,183, respectively. The remaining licensing costs are being amortized on a straight line basis through April 2010.

     Interest expense reflects the cost of our promissory notes issued on June 21, 2007. As of the three-months ended March 31, 2008 and March 31, 2007, accrued interest on the promissory notes amounted to $14,538, and $0, respectively.
Liquidity and Capital Resources
     We have incurred operating losses since inception. As of March 31, 2008, we had $5,604 in cash and cash equivalents, compared to $8,048 at March 31, 2007. Our working capital deficit at March 31, 2008 was $221,530, compared to working capital deficit of $79,542 at December 31, 2007, an increase of $143,117 or 179%, mainly attributable to expenses related to our relocation. Net cash used in operating activities for the three-months ended March 31, 2008 was $36,896, compared to $59,845 for the three months ended March 31, 2007, a decrease of $22,949 or 38%, mainly attributable to a decrease in cash available.
     During the three months ended March 31, 2008, Mr. Pagano, our Chief Executive Officer and Chairman of our Board of Directors, made interest-free loans to us in the aggregate amount of $28,970, which were used to finance our operating activities. The loans are pursuant to a Revolving Credit Note dated as of March 10, 2008. The Revolving Credit Note matures on March 10, 2009 and Mr. Pagano may demand the payment of all of the outstanding principal amount of all borrowings under the Revolving Credit Note at any time prior to the maturity date. Upon the occurrence of certain specified events, the entire outstanding balance of the borrowings under the Revolving Credit Note automatically becomes immediately due and payable. During April 2008, Mr. Pagano made additional loans under the Revolving Credit Note in the aggregate amount of $77,944. The total aggregate amount of $106,914 on May 9, 2008 was applied to Mr. Pagano’s subscription in the financing discussed below. As of the date hereof, there are no borrowings outstanding under the Revolving Credit Note.
     As of May 9, 2008, we closed on a $750,000 financing, as previously disclosed, consisting of cash in the amount of $563,986 and the conversion of $186,013 of indebtedness. Participants in the financing subscribed for an aggregate of 3,947,368 shares of common stock, based on the closing price of $0.19 per share of our common stock on the closing date. Prior to the issuance of any shares of common stock pursuant to the financing, we are required to receive the approval of our stockholders to amend our Certificate of Incorporation to increase the number of authorized shares of common stock (“Stockholder Approval”). No shares will be issued, and no subscribing person will be deemed to own any shares, until such time as Stockholder Approval has been received. In the event that Stockholder Approval is not received, the subscription amount for the shares will not be returned but instead will automatically be converted into a subscription for debt to be issued at that time. The debt, if issued, will be unsecured, mature in one year from the date of issuance, and bear interest (which will accrue and be payable at maturity) at a rate equal to ten percent (10%) per annum.
     Eleven of our largest stockholders (each holding 50,000 or more shares of our common stock) subscribed in the financing, including, Mr. Pagano, our Chairman and Chief Executive Officer, and Mr. Adler, a director.
     We expect that the funds raised in the financing will be used for general working capital purposes, including the funding of research and development efforts and the pursuit of a joint venture or other form of collaboration with another entity or entities. The funds may also be used to repay the aggregate amount outstanding under the loans previously extended to us in June 2007 by certain of our directors and major stockholders, to the extent these loans are not applied to our anticipated additional capital raise. We are presently targeting to raise an additional $100,000 – $200,000 from the subscribers who participated in the May 9, 2008 closing. Our ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise doubt about our ability to continue as a going concern should we be unable to realize revenues from our olfaction technology or raise sufficient additional funds in the future. It is possible that any such additional financing may be dilutive to current stockholders and the terms of any debt financings could contain restrictive covenants limiting our ability to do certain things, including paying dividends.
     On June 21, 2007, we issued a demand promissory note in favor of each of Mr. Frederick R. Adler, Mr. Joseph K. Pagano, D.H. Blair Investment Banking Corp. and Mr. Samuel A. Rozzi (together, the “Lenders”), evidencing loans extended to us in the principal amount of $50,000, $50,000, $50,000 and $30,000, respectively, by the Lenders, for an aggregate amount of $180,000. The promissory notes accrue interest at Citibank N.A.’s reported prime rate plus 3%, which is due and payable at the time the principal amount of each respective promissory note becomes due. The promissory notes have a maturity date of June 22, 2009. Each Lender may demand the payment of all of the outstanding principal and interest of his or its respective promissory note at any time prior to the maturity date. At the time of the loan transaction, each of the Lenders was the beneficial owner of a significant number of shares of our common stock. In addition, Mr. Pagano is our Chief Executive Officer and the Chairman of our Board of Directors, and Mr. Adler is a member of our Board of Directors. On May 9, 2008, in connection with the financing discussed above, (i) $24,675 of the outstanding amount of Mr. Pagano’s promissory note was applied to the subscriptions made by Mr. Pagano and a trust for the benefit of his son; and (ii) $54,425, the entire outstanding amount of D.H. Blair Investment Banking Corp.’s promissory note, including principal and accrued interest, was applied to the subscriptions made by each of three affiliates of D.H. Blair Investment Banking Corp. As of the date hereof, an aggregate amount of $117,119 is outstanding under the promissory notes.
     As discussed above, we believe that our financial resources presently are sufficient to fund operations and capital requirements for the next twelve months. We may need additional amounts of financing in order to more to fully realize the possible research programs to be undertaken by us, which financing may not be available on favorable terms, or at all.
Off-Balance-Sheet Arrangements
     As of March 31, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
Inflation
     Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt may not be offset by increases in cash flow. At March 31, 2008, we had $180,000 in floating rate debt outstanding. There was no significant impact on our operations as a result of inflation during the three-month period ended March 31, 2008.
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
     In February 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value which are not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods for those fiscal years. We do not expect the adoption of SFAS 159 will have a material impact on our financial condition or results of operations.
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
Item 3 Quantitative and Qualitative Disclosures About Market Risk.
     Not applicable.
Item 4. Controls and Procedures.
     As of March 31, 2008, Joseph K. Pagano, who is our Chief Executive Officer, Secretary and Treasurer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined by Rule 13a-15(e) or Rule 15d-15(e)of the Exchange Act) thereunder. Based upon that evaluation, Mr. Pagano concluded that our disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by us under the Exchange Act.
      During the three-months ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION
Item 5. Other Information.
     During the three months ended March 31, 2008, Mr. Pagano, our Chief Executive Officer and Chairman of our Board of Directors, made interest-free loans to us in the aggregate amount of $28,970, which were used to finance our operating activities. The loans are pursuant to a Revolving Credit Note dated as of March 10, 2008. The Revolving Credit Note matures on March 10, 2009 and Mr. Pagano may demand the payment of all of the outstanding principal amount of all borrowings under the Revolving Credit Note at any time prior to the maturity date. Upon the occurrence of certain specified events, the entire outstanding balance of the borrowings under the Revolving Credit Note automatically becomes immediately due and payable. During April 2008, Mr. Pagano made additional loans under the Revolving Credit Note in the aggregate amount of $77,944. The total aggregate amount of $106,914 was applied to Mr. Pagano’s subscription in the financing discussed herein. As of the date hereof, there are no borrowings outstanding under the Revolving Credit Note.
Item 6. Exhibits

Exhibit	Description

10.1	Revolving Credit Note, dated as of March 10, 2008

31	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTISEARCH, INC.
Date: May 15, 2008	/s/ Joseph K. Pagano
Joseph K. Pagano
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

10.1	Revolving Credit Note, dated as of March 10, 2008

31	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.