Form 10-Q
period 2008-06-30
SentiSearch, Inc.
filed 2008-08-14
CIK 1380024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 6, 2008, the Company had outstanding 12,747,844 shares of Common Stock.

SENTISEARCH, INC.
FORM 10-Q

Page
Number
PART I FINANCIAL INFORMATION	3
ITEM 1 Financial Information	3
ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3 Quantitative and Qualitative Disclosures About Market Risk
ITEM 4 Controls and Procedures
PART II OTHER INFORMATION	19
ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds	19
ITEM 4 Submission of Matter to a Vote of Security Holders	19
ITEM 6 Exhibits	19
SIGNATURES	20
EX-31: CERTIFICATION
EX-32: CERTIFICATION
EX-31: CERTIFICATION
EX-32: CERTIFICATION

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements
SENTISEARCH, INC.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$517,780	$42,500
Security Deposit	4,170	—

Total Current Assets	521,950	42,500

Other Assets
License and Patent costs	499,773	482,507
Less: accumulated amortization	(394,126)	(370,244)

	105,647	112,263

Total Assets	$627,597	$154,763

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$240,615	$122,042

Total Current Liabilities	240,615	122,042

Notes Payable — Related Party	—	180,000

Total Liabilities	240,615	302,042

Stockholders’ Equity (Deficiency)
Common stock — $0.0001 par value, 20,000,000 shares authorized, 12,410,220 and 7,694,542 shares outstanding, respectively	1,241	769
Additional paid in capital	1,894,816	1,000,055
Deficit accumulated during development stage	(1,509,075)	(1,148,103)

Total Stockholders’ Equity (Deficiency)	386,982	(147,279)

Total Liabilities and Stockholders’ Equity (Deficiency)	$627,597	$154,763

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

					For the period
					April 10, 2000
					(Commencement
	For the three months		For the six months		of Business)
	Ended June 30,		Ended June 30,		to June
	2008	2007	2008	2007	30, 2008
Revenues	$—	$—	$—	$—	$—
Direct costs	—	—	—	—	—

Income after direct costs	—	—	—	—	—

Operating expenses:
General and administrative	181,651	60,002	330,571	96,150	1,098,028
Amortization of license and patent costs	12,708	8,182	23,882	16,365	394,126

	194,359	68,184	354,453	112,515	1,492,154

Other expense:
Interest and financing expense	2,383	555	6,519	555	16,921

	2,383	555	6,519	555	16,921

Net Loss before provision for income taxes	(196,742)	(68,739)	(360,972)	(113,070)	(1,509,075)

Income taxes	—	—	—	—	—

Net loss	$(196,742)	$(68,739)	$(360,972)	$(113,070)	$(1,509,075)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.01)

Weighted average shares outstanding — basic and dilutive	7,876,916	7,694,542	7,876,916	7,694,542

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)

				Additional
	Common Stock		Subscription	Paid-in	Accumulated
	Shares	Amount	Receivable	Capital	Deficit	Total
Balance — April 10, 2000 (Commencement of Predecessor Business)	—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	(47,763)	(47,763)

Balance — December 31, 2000	—	—	—	—	(47,763)	(47,763)
Net loss	—	—	—	—	(63,169)	(63,169)

Balance — December 31, 2001	—	—	—	—	(110,932)	(110,932)
Net loss	—	—	—	—	(65,936)	(65,936)

Balance — December 31, 2002	—	—	—	—	(176,868)	(176,868)
Net loss	—	—	—	—	(77,083)	(77,083)

Balance — December 31, 2003	—	—	—	—	(253,951)	(253,951)
Net loss	—	—	—	—	(109,169)	(109,169)

Balance — December 31, 2004	—	—	—	—	(363,120)	(363,120)
Net loss	—	—	—	—	(60,870)	(60,870)

Balance — December 31, 2005	—	—	—	—	(423,990)	(423,990)
Net loss	—	—	—	—	(320,747)	(320,747)

Balance — October 2, 2006	—	—	—	—	(744,737)	(744,737)
Issuance of common stock — October 3, 2006	7,694,542	769	(769)	—	—	—
Additional contribution of capital — October 10, 2006			769	249,231		250,000
Contribution to capital of License costs and assumption of liability — October 10, 2006	—	—	—	749,334	—	749,334
Net loss	—	—	—	—	(116,822)	(116,822)

Balance — December 31, 2006	7,694,542	769	—	998,565	(861,559)	137,775
Stock-based compensation expense				1,490	—	1,490
Net loss	—	—	—	—	(286,544)	(286,544)

Balance — December 31, 2007	7,694,542	769	—	1,000,055	(1,148,103)	(147,279)
Issuance of common stock — June 24, 2008 (unaudited)	4,715,678	472	—	873,208	—	873,680
Stock-based compensation expense (unaudited)				21,553		21,553
Net loss (unaudited)	—	—	—	—	(360,972)	(360,972)

Balance — June 30, 2008 (unaudited)	12,410,220	$1,241	$—	$1,894,816	$(1,509,075)	$386,982

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			For the period
			April 10, 2000
			(Commencement
	For the		of Business)
	six months ended		Through
	June 30,		June 30,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(360,972)	$(113,070)	$(1,509,075)
Stock-based compensation expense	21,553	—	23,043
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	23,882	16,365	394,126
Security Deposits	(4,170)	—	(4,170)
Increase (decrease) in accounts payable and accrued expenses	126,738	(38,142)	557,489

Net cash provided by (used in) operating activities	(192,969)	(134,847)	(538,587)

Cash flows from investing activities
Investment in patents	(17,266)	—	(59,148)

Net cash used in investing activities	(17,266)	—	(59,148)

Cash flows from financing activities
Proceeds (repayment) of notes payable — related parties	(25,325)	180,000	154,675
Proceeds from due to related party	106,914	—	106,914
Proceeds from issuance of common stock	603,926	—	853,976

Net cash provided by financing activities	685,515	180,000	1,115,515

Increase in cash and cash equivalents	475,280	45,153	517,780
Cash and cash equivalents — beginning of period	42,500	67,893	—

Cash and cash equivalents — end of period	$517,780	$113,046	$517,780

Non-cash from financing activities:
Assumption of liability by Sentigen Holding Corp.	$—	$—	$308,709

Stock of Sentigen Holding Corp. issued for license costs	$—	$—	$440,625

Conversion of notes payable and accrued interest to common stock	$162,840	$—	$162,840

Conversion of due to related party to common stock	$106,914	$—	$106,914

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
2. Basis of Presentation
          The financial statements for the period April 10, 2000 (Commencement of Business) to June 30, 2008 differ from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the periods from April 10, 2000 through June 30, 2008. Our business was operated within Sentigen Holding Corp. as part of its broader corporate organization rather than as a stand-alone company. Our historical financial statements do not reflect the expense of certain corporate functions that we would have needed to perform if we were not a wholly-owned subsidiary.
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
3. Summary of Significant Accounting Policies
a.	Interim Period — The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2008, the results of operations, changes in stockholders’ equity and cash flows for the six months ended June 30, 2008. The results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2008.

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

b.	Cash and Cash Equivalents — Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.

c.	Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of June 30, 2008, the Company had cash balances in excess of federally insured limits of $ 356,663. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose minimal credit risk.

d.	License Costs — The costs of intangible assets that are purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) are accounted for in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The amortization of those intangible assets used in research and development activities is a research and development cost. However, the costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are research and development costs at the time the costs are incurred. We determined that the licensing costs arising from our exclusive licensing agreement with The Trustees of Columbia University have alternative future uses. These costs have been capitalized and are being amortized on a straight-line basis through April 2010 (see Note 6).

e.	Impairment — Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset or fair market value. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe that none of our intangible and long-lived assets are impaired as of June 30, 2008 (see Note 6).

f.	Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

g.	Income Taxes — Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carry-forwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established if it is determined to be more likely than not that deferred tax assets will not be recovered.

h.	Loss Per Share — The accompanying financial statements include loss per share calculated as required by FASB Statement No. 128 “Earnings Per Share” on a “pro-forma” basis as if we were a separate entity from the period April 10, 2000 (commencement of business) until October 3, 2006 (our date of incorporation). Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. FASB Statement No. 128 prohibits adjusting the denominator of diluted Earnings Per Share for additional potential common shares when a net loss from continuing operations is reported. The assumed exercise of common stock equivalents was not utilized for the six months ended June 30, 2008 since the effect would be anti-dilutive. As of June 30, 2008, $575,000 options were outstanding and exercisable.

i.	Fair Value of Financial Instruments — The carrying value of cash and cash equivalents and accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. The carrying amount of the Company’s notes payable approximate fair value because the effective yield of such instruments, which includes the effects of contractual interest rates taken together with any discounts, is consistent with current market rates of interest for instruments of comparable credit risk.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements (“FAS 157”). There was no impact on the Company’s financial position, results of operation or cash flows as of June 30, 2008 and for the six months then ended as a result of FAS 157.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). There was no impact on the Company’s financial position, results of operation or cash flows as of June 30, 2008 and for the six months then ended as a result of FAS 159.

j.	Stock-Based Compensation — Stock-based compensation expense represents share-based payment awards granted subsequent to December 31, 2005, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. Stock-based compensation expense is recognized based upon awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The expected term of stock options represents the average period the stock options are expected to remain outstanding and is based on the expected term calculated using the approach prescribed by SAB 107 for “plain vanilla” options. The Company used this approach as it did not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers for periods that meet or exceed the expected term of the options, using an average of the historical volatilities of the Company’s industry peers as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

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
4. Notes Payable
          On June 21, 2007, we entered into demand promissory notes in favor of each of Mr. Frederick R. Adler, Mr. Joseph K. Pagano, D.H. Blair Investment Banking Corp. and Mr. Samuel A. Rozzi (together, the “Lenders”), providing for loans to us in the principal amount of $50,000, $50,000, $50,000 and $30,000, respectively, for an aggregate amount of $180,000. The promissory notes accrued interest at Citibank N.A.’s reported prime rate plus 3%, which was due and payable at the time the principal amount of each respective promissory note became due. The promissory notes had a maturity date of June 22, 2009. Each Lender had the right to demand the payment of all of the outstanding principal and interest of his or its respective promissory note at any time prior to the maturity date. At the time of the loan transaction, each of the Lenders was a beneficial owner of 5% or more of our common stock. In addition, Mr. Pagano is our Chief Executive Officer and the Chairman of the Board of Directors, and Mr. Adler is a member of the Board of Directors.
          In May and June 2008, the promissory notes were converted into subscriptions to purchase common stock of the Company (see note 5). The accrued interest expense related to the promissory notes amounted to $16,921, of which $5,621 was paid out in cash and $8,165 was converted into the subscriptions. As of June 30, 2008, accounts payable and accrued expenses includes $3,135 of accrued interest payable related to the promissory notes, which was paid in the third quarter of 2008.
5. Stockholders’ Equity
Common Stock

          During the second quarter of 2008, the Company closed on a financing in two tranches for an aggregate amount of $950,000. On May 9, 2008, the Company closed on the first tranche of the financing, for an aggregate amount of $750,000, which consisted of cash in the amount of $563,986 and the conversion of $186,014 of indebtedness. Participants in the first tranche of the financing subscribed for an aggregate of 3,947,363 shares of common stock, based on the closing price of $0.19 per share of the Company’s common stock on the closing date. On June 20, 2008, the Company closed on the second tranche of the financing, for an aggregate amount of 200,000 of which $145,980 was subscribed for, consisting of cash in the amount of $62,240 and the conversion of $83,740 of indebtedness. Participants in the second tranche of the financing subscribed for an aggregate of 768,315 shares of common stock, based on the closing price of $0.19 per share of the Company’s common stock on the closing date.
          Prior to the issuance of any shares of common stock pursuant to the financing, the Company was required to receive the approval of the Company’s stockholders to amend the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock to permit the financing shares to be issued (“Stockholder Approval”). The Company received Stockholder Approval at the annual meeting of stockholders on June 24, 2008.
          Participants in the financings consisted of eleven of our largest stockholders (each holding 50,000 or more shares of our common stock), including, the Company’s Chairman and Chief Executive Officer, a director, and certain holders of 5% or more of the Company’s common stock. All eleven stockholders participated in the first tranche of the financing and six stockholders (including a director) participated in the second tranche of the financing. Two stockholders elected to exercise their over-allotment options during the third quarter of 2008.
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
          The value of this license agreement is recorded as license costs, net of accumulated amortization on the accompanying balance sheet. The original value of the license costs reflects the closing share price of Sentigen Holding Corp.’s common stock on April 10, 2000. The value of the license costs, net of amortization as of June 30, 2008 was $60,000.
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
          The license costs are being amortized on a straight line basis through April 2010. The following table details the expected amortization costs of the license over the next two years:

Twelve months ending June 30,	Expected amortization expense
2009	32,727
2010	27,273

Total	$60,000

7. Patent Costs
          During July 2007, we were issued two patents in the United States, during November 2007, we were issued a patent in Australia and during May 2008, we were issued a patent in Mexico. One of the U.S. patents, the Australia and Mexico patents were issued directly to us and the other U.S. patent was issued under the Columbia License. All of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.
          The original value of the patent costs, mainly consisting of legal fees in the amount of $59,148, is recorded as patent costs, net of accumulated amortization on the accompanying balance sheet. The value of the patent costs, net of amortization as of June 30, 2008 was $45,647.
          The patent costs are being amortized on a straight line basis through April 2010, the remaining term of the license costs. The following table details the expected amortization costs of the patent:

Twelve months ending June 30,	Expected amortization expense
2009	23,541
2010	22,106

Total	$45,647

8. Share-Based Payments
          A summary of stock option activity is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance at January 1, 2008	50,000	$0.18
Granted	—	—

Balance at June 30, 2008	50,000	$0.18	3.88	$2,500

Exercisable at June 30, 2008	50,000	$0.18	3.88	$2,500

          The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at the time ($0.23) for stock options that are in-the-money as of June 30, 2008.
          The weighted-average grant date fair value of options granted during the quarter ended June 30, 2008 amounted to $.03. The weighted-average contractual term gives effect to terminations. There was no unrecognized compensation expense related to unvested stock options at June 30, 2008.
Non-Employee Stock-Based Compensation
          On March 27, 2008 and May 14, 2008, the Company granted options to purchase an aggregate of 425,000 and 100,000 shares of its common stock to four individuals for consulting services rendered to the Company and a director, respectively, each at an exercise price of $.19 per share and term of ten years. The terms of the consulting arrangements are for five years. The fair value of the underlying common stock at the date of grant was $.07 per share. The options vested as follows: 258,334 immediately, 133,333 on the first anniversary and 133,333 on the second anniversary. Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of 3.56%; expected dividend yield of zero percent; expected option life of ten years; and expected volatility of 17.36%. The aggregate grant date fair value of the award amounted to $36,698. The Company recorded $21,553 of consulting expense during the six months ended June 30, 2008 with respect to these awards.
          Total compensation expense recognized for the six months ended June 30, 2008 amounted to $21,553. The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. The weighted-average grant date fair value of options granted during the six months ended June 30, 2008 amounted to $0.07 per share. Total unamortized compensation expense related to unvested stock options at June 30, 2008 amounted to $15,145 and is expected to be recognized over a weighted average period of approximately 10 years.
          A summary of non-employee stock option activity, for the six months ended June 30, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Balance at January 1, 2008	—	—
Granted	525,000	0.19

Balance at June 30, 2008	525,000	$0.19	10	$36,698

Exercisable at June 30, 2008	525,000	$0.19	10	$36,698

     The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at the time ($0.07) for stock options that are in-the-money as of June 30, 2008.
          The Company issues new shares of common stock upon exercise of stock options.
9. Recently Issued Accounting Pronouncements
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
          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. We do not expect the adoption of SFAS 161 will have a material impact on our financial condition or results of operations. Management does not believe that any other recently issued, but no yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.
10. Commitments and Contingencies
          As of June 25, 2008, the Company has entered into a sublease for office space in West Palm Beach, Florida. The lease has a term of one year, with an option to renew for an additional year. The lease requires twelve monthly payments of approximately $1,480, including state sales tax, through June 2009.
11. Related Party Transactions
          During the six months ended June 30, 2008, the Company’s Chief Executive Officer and Chairman made interest-free demand loans to the Company in the aggregate of $106,914. The loans were pursuant to a Revolving Credit Note dated as of March 10, 2008, which would have matured on March 10, 2009. The total aggregate amount of $106,914 outstanding under the Revolving Credit Note on May 9, 2008, was applied to Mr. Pagano’s participation in the Company’s financing that closed on May 9, 2008 (see note 5).
Please refer to Note 4 regarding additional related party transactions.
12. Subsequent Events
          On July 9, 2008, the Company raised $54,020 of additional funds from the unsubscribed portion of the second tranche of the financing from two investors who participated in the June 20, 2008 closing and desired to exercise their over-allotment option (see note 5). The Company issued an aggregate of 337,424 shares of its common stock in connection with the over-allotment exercise, based on the closing price of $0.16 per share of the Company’s common stock on July 9, 2008.

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
     While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. There were no revenues from operations for the three months ended June 30, 2008. As of June 30, 2008, we held three patents directly with another patent being issued under our License Agreement. We cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.
Critical Accounting Policies and Use of Estimates
     The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our critical accounting policies include impairment of intangibles.
     Our intangible assets consist of license costs of $499,773 as of the six-months ended June 30, 2008, as compared with $ 440,625 as of the six-months ended June 30, 2007 and are the result of the Columbia License and certain patents. The value of the Columbia License reflects the closing share price of Sentigen’s common stock on April 10, 2000 (the closing date of the Columbia License) multiplied by the 75,000 shares of Sentigen common stock issued to Columbia University less accumulated amortization. The value of the license is subject to an amortization period of 10 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment was conducted by an outside firm that concluded the fair market value of the olfaction technology was between $120,000 and $190,000 as of August 2006. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss of $122,996 was recognized as amortization expense in August 2006 by Sentigen. We believe no further impairment loss is necessary as of June 30, 2008.
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
     Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. Funding during the first quarter of 2008 was received through $28,970 in loans made to us by Mr. Pagano, our Chief Executive Officer. On May 9, 2008 and June 20, 2008, we closed on a $750,000 financing and a $145,980 financing, respectively, with certain of our largest stockholders, including our Chief Executive Officer and Chairman and another member of our board of directors. On July 9, 2008, two investors who participated in the May 9, 2008 and June 20, 2008 financings exercised their overallotment options for an aggregate amount of $54,020. In addition, certain of our indebtedness was cancelled in connection with the financings. See “-Liquidity and Capital Resources” below for a discussion of our financings and loans . We believe that our limited financial resources, inclusive of the foregoing amounts, are sufficient to fund operations and capital requirements for the next twelve months. We may, however, need substantial amounts of additional financing to commercialize the research programs undertaken by us, which financing may not be available on favorable terms, or at all.
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

Operating and Other Expenses
          For the three months ended June 30, 2008, general and administrative costs were $181,651 and primarily included professional audit fees and legal fees and travel and lodging expenses. For the three-months ended June 30, 2007, general and administrative costs were $60,002. The comparative increase of $121,649 during the second quarter of 2008 is primarily due to our increased operating activities with respect to our patents, commercialization efforts for our olfaction intellectual property and financing activities. For the six-months ended June 30, 2008, general and administrative costs were $330,571 and primarily included professional audit fees and legal fees and travel and lodging expenses. For the six months ended June 30, 2007, general and administrative costs were $96,150. The comparative increase of $234,421 during the second quarter of 2008 is primarily due to our increased operating activities with respect to our patents, commercialization efforts for our olfaction intellectual property and financing activities.
     Amortization expense includes the amortization of our license and patent costs. For the three-months ended June 30, 2008 and 2007, amortization expense was $12,708 and $8,182, respectively. For the six-months ended June 30, 2008 and 2007, amortization expense was $23,882 and $16,365, respectively. The remaining licensing costs are being amortized on a straight line basis through April 2010.
          Interest expense reflects the cost of our promissory notes issued on June 21, 2007, which were cancelled during the second quarter of 2008. As of the three-months ended June 30, 2008 and June 30, 2007, accrued interest on the promissory notes amounted to $2,383, and $555, respectively. As of the six-months ended June 30, 2008 and June 30, 2007, interest on the notes amounted to $6,519, and $555, respectively.
Liquidity and Capital Resources
     We have incurred operating losses since inception. As of June 30, 2008, we had $517,780 in cash and cash equivalents, compared to $42,500 at December 31, 2007. Our working capital at June 30, 2008 was $281,335, compared to working capital deficit of $79,542 at December 31, 2007, an increase of $360,877 or 454%, mainly attributable to the issuance of common stock in connection with the financing discussed below. Net cash used in operating activities for the six-months ended June 30, 2008 was $192,969, compared to $134,847 for the six-months ended June 30, 2007, an increase of $81,122 or 43%, mainly attributable to a increase in cash available.
     During the six months ended June 30, 2008, Mr. Pagano, our Chief Executive Officer and Chairman of our Board of Directors, made loans to us in the aggregate amount of $106,914. On May 9, 2008, this amount was applied to Mr. Pagano’s subscription in the financing discussed below.
     During the second quarter of 2008, as previously disclosed, we closed on a financing in two tranches for an aggregate amount of $950,000. On May 9, 2008, we closed on the first tranche of the financing, for an aggregate amount of $750,000, which consisted of cash in the amount of $563,986 and the conversion of $186,014 of indebtedness. Participants in the first tranche of the financing subscribed for an aggregate of 3,947,368 shares of common stock, based on the closing price of $0.19 per share of our common stock on the closing date. On June 20, 2008, we closed on the second tranche of the financing, for an aggregate amount of 200,000 of which $145,980 was subscribed for, consisting of cash in the amount of $62,240 and the conversion of $83,740 of indebtedness. Participants in the second tranche of the financing subscribed for an aggregate of 768,315 shares of common stock, based on the closing price of $0.19 per share of our common stock on the closing date. On July 9, 2008, two participants in the financing elected to exercise their over-allotment options, which consisted of cash in the amount of $54,020. The participants who exercised their over-allotment options subscribed for an aggregate of 337,624 shares of common stock, based on the closing price of $0.16 per share of our common stock on the closing date.
     Prior to the issuance of any shares of common stock pursuant to the financing, we were required to receive the approval of the our stockholders to amend our Certificate of Incorporation to increase the number of authorized shares of common stock to permit the financing shares to be issued (“Stockholder Approval”). We received Stockholder Approval at our annual meeting of stockholders on June 24, 2008.
     Participants in the financings consisted of eleven of our largest stockholders (each holding 50,000 or more shares of our common stock), including, Mr. Pagano, our Chairman and Chief Executive Officer, Mr. Adler, a director, and certain holders of 5% or more of our common stock. All eleven stockholders participated in the first tranche of the financing, six stockholders (including Mr. Adler) participated in the second tranche of the financing and two stockholders elected to exercise their over-allotment options.
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
     On June 21, 2007, we issued a demand promissory note in favor of each of Mr. Frederick R. Adler, Mr. Joseph K. Pagano, D.H. Blair Investment Banking Corp. and Mr. Samuel A. Rozzi (together, the “Lenders”), evidencing loans extended to us in the principal amount of $50,000, $50,000, $50,000 and $30,000, respectively, by the Lenders, for an aggregate amount of $180,000. The promissory notes accrued interest at Citibank N.A.’s reported prime rate plus 3%, which was due and payable at the time the principal amount of each respective promissory note becomes due. The promissory notes had a maturity date of June 22, 2009. Each Lender could demand the payment of all of the outstanding principal and interest of his or its respective promissory note at any time prior to the maturity date. At the time of the loan transaction, each of the Lenders was the beneficial owner of a significant number of shares of our common stock. In addition, Mr. Pagano is our Chief Executive Officer and the Chairman of our Board of Directors, and Mr. Adler is a member of our Board of Directors. On May 9, 2008, in connection with the first tranche of the financing discussed above, (i) $24,675 of the outstanding amount of Mr. Pagano’s promissory note was applied to the subscriptions made by Mr. Pagano and a trust for the benefit of his son; and (ii) $54,425, the entire outstanding amount of D.H. Blair Investment Banking Corp.’s promissory note, including principal and accrued interest, was applied to the subscriptions made by each of three affiliates of D.H. Blair Investment Banking Corp. On May 16, 2008, Mr. Pagano made a demand for repayment of the remaining outstanding principal and interest ($29,750) of his promissory note. On June 20, 2008, in connection with the second tranche of the financing discussed above (i) $30,000 of the outstanding principal amount of Mr. Rozzi’s promissory note was applied to the subscription made by Mr. Rozzi and he received a payment for $2,961 in accrued interest on July 10, 2008 and (ii) $53,740 of the outstanding amount of principal and accrued interest of Mr. Adler’s promissory note was applied to the subscription made by Mr. Adler and he received a payment for the remaining $1,195 in accrued interest. All of the promissory notes have been cancelled and there are no amounts outstanding to date.
     As discussed above, we believe that our financial resources presently are sufficient to fund operations and capital requirements for the next twelve months. We may need additional amounts of financing in order to more to fully realize the possible research programs to be undertaken by us, which financing may not be available on favorable terms, or at all.
Off-Balance-Sheet Arrangements
     As of June 30, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.
Inflation
     At June 30, 2008, we had $0 floating rate debt outstanding. There was no significant impact on our operations as a result of inflation during the three-month period ended June 30, 2008.
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

PART II- OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Effective as of July 9, 2008, we issued 337,624 shares of our common stock, based on the closing price of $0.16 per share of our common stock on the closing date, to two stockholders who elected to exercise their over-allotment options in connection with the financing that closed on June 20, 2008 and is discussed under Item 2 of Part I herein. The over-allotment exercise consisted of cash in the aggregate amount of $54,020. Exemption from registration under the Securities Act of 1933, as amended, was claimed based upon Section 4(2) as a sale by an issuer not involving a public offering.
Item 4. Submission of Matters to a Vote of Security Holders.
The following information relates to matters submitted to a vote of our stockholders at the Annual Meeting of Stockholders held on June 24, 2008.
At the meeting, the following proposals, as described in the proxy statement delivered to all of our stockholders, were approved by the votes indicated:
a) The election of three directors:

Director	Votes for	Votes withheld
Joseph K. Pagano	6,292,097	11,248

Frederick R. Adler	6,302,397	748

Erik R. Lundh	6,302,397	748
b) The approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock:

Votes For	Votes Against	Abstentions	Broker Non-Votes
6,282,245	21,100	0	0
Item 6. Exhibits

Exhibit	Description
3.1	Certificate of Amendment to Certificate of Incorporation of SentiSearch, Inc. previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 20, 2008, is incorporated by reference herein.

10.1	Form of Subscription Agreement, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 9, 2008, is incorporated by reference herein.

10.2	Form of Subscription Agreement, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2008, is incorporated by reference herein.

31	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTISEARCH, INC.

Date: August 14, 2008	/s/ Joseph K. Pagano Joseph K. Pagano
Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Amendment to Certificate of Incorporation of SentiSearch, Inc. previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 20, 2008, is incorporated by reference herein.

10.1	Form of Subscription Agreement, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 9, 2008, is incorporated by reference herein.

10.2	Form of Subscription Agreement, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2008, is incorporated by reference herein.

31	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.