Form 10-Q/A
period 2008-06-30
SentiSearch, Inc.
filed 2008-10-24
CIK 1380024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the Transition Period From                      to
Commission File Number 000-52320
SENTISEARCH, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5655648

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1217 South Flagler Drive, 3rd Floor
West Palm Beach, FL	33401

(Address of principal executive office)	(Zip Code)
(561) 653-3284
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

TABLE OF CONTENTS
SENTISEARCH, INC.
FORM 10-Q

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

See notes to financial statements.

Notes to Financial Statements
1. Organization and Nature of Operations
          SentiSearch, Inc. (“we,” “our,” “SentiSearch,” and “the Company”) was a wholly-owned subsidiary of Sentigen Holding Corp. (“Sentigen”) until the December 1, 2006 “spin-off”, discussed below. We are a development stage company and have a limited operating history. We were incorporated in the State of Delaware on October 3, 2006 to hold the olfaction intellectual property assets of Sentigen Holding Corp. and its subsidiaries.
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
Introduction
     SentiSearch, Inc. (“SentiSearch” or “we” or “us” or “our” or the “Company”) is a Delaware corporation that was incorporated on October 3, 2006. We were previously a wholly-owned subsidiary of Sentigen Holding Corp. (“Sentigen”) and were incorporated solely for the purposes of holding the olfaction intellectual property assets of Sentigen and its then subsidiary, Sentigen Biosciences, Inc. (“Sentigen Biosciences”). Prior to the merger between Sentigen and Invitrogen Corporation (“Invitrogen”) that was consummated on December 1, 2006, Sentigen separated its olfaction intellectual property assets from the businesses to be acquired by Invitrogen. This separation was accomplished through the contribution of Sentigen’s olfaction intellectual property assets to us on October 10, 2006 and the subsequent spin-off in which Sentigen distributed 100% of its ownership interest in us to its then stockholders on December 1, 2006. As a result of this spin-off, we became a public, stand-alone company.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Not applicable.
Item 4T. Controls and Procedures
Disclosure Controls and Procedures
     As of June 30, 2008, Mr. Joseph K. Pagano, who is our Chief Executive Officer, Secretary and Treasurer (and principal financial officer) evaluated the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and Rule 15d-15(e)of the Securities Exchange Act of 1934 (“Disclosure Controls”). Based upon this evaluation, Mr. Pagano concluded that the Disclosure Controls were effective, as of the date of their evaluation, in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that any information relating to us that is required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     During the fiscal quarter ended June 30, 2008, there were no changes in our “internal control over financial reporting” as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 (“Internal Control”), that have materially affected or are reasonably likely to materially affect our Internal Control.

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
At the meeting, the following proposals, as described in the proxy statement delivered to all of our stockholders, were approved by the votes indicated:
a) The election of three directors:

Director	Votes for	Votes withheld
Joseph K. Pagano	6,292,097	11,248

Frederick R. Adler	6,302,397	748

Erik R. Lundh	6,302,397	748
b) The approval of an amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock:

Votes For	Votes Against	Abstentions	Broker Non-Votes
6,282,245	21,100	0	0
Item 6. Exhibits

Exhibit	Description
3.1	Certificate of Amendment to Certificate of Incorporation of SentiSearch, Inc. previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 20, 2008, is incorporated by reference herein.

10.1	Form of Subscription Agreement, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 9, 2008, is incorporated by reference herein.

10.2	Form of Subscription Agreement, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2008, is incorporated by reference herein.

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTISEARCH, INC.

Date: October 24, 2008	/s/ Joseph K. Pagano Joseph K. Pagano, Chief Executive Officer and
Treasurer (principal executive and financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Amendment to Certificate of Incorporation of SentiSearch, Inc. previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 20, 2008, is incorporated by reference herein.

10.1	Form of Subscription Agreement, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 9, 2008, is incorporated by reference herein.

10.2	Form of Subscription Agreement, previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 20, 2008, is incorporated by reference herein.

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.