Form 10-Q
period 2008-09-30
SentiSearch, Inc.
filed 2008-11-14
CIK 1380024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to __________

Commission file number: 000-52320

SENTISEARCH, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5655648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1217 South Flagler Drive, 3rd Floor West Palm Beach, FL	33401
(Address of principal executive office)	(Zip Code)

(561) 653-3284
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company )	Smaller Reporting Company࿠ ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of October 31, 2008, the Company had outstanding 12,747,644 shares of Common Stock.

TABLE OF CONTENTS
SENTISEARCH, INC.
FORM 10-Q

Page
PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements	3
ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	20
ITEM 4T Controls and Procedures	20
PART II OTHER INFORMATION
ITEM 6 Exhibits	21
SIGNATURES	22

PART I- FINANCIAL INFORMATION

Item 1. Financial Statements

SENTISEARCH, INC.
(A Development Stage Company)
Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets

Cash and cash equivalents	$268,492	$42,500
Security Deposit	4,170	-
Total Current Assets	272,662	42,500

Other Assets
License and Patent costs	499,773	482,507
Less: accumulated amortization	(408,534)	(370,244)
	91,239	112,263

Total Assets	$363,901	$154,763

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$95,738	$122,042
Total Current Liabilities	95,738	122,042

Notes Payable - Related Party	-	180,000
Total Liabilities	95,738	302,042

Stockholders’ Equity (Deficiency)
Common stock — $0.0001 par value, 20,000,000 shares authorized, 12,747,644 and 7,694,542 shares outstanding, respectively	1,275	769
Additional paid in capital	1,952,296	1,000,055
Deficit accumulated during development stage	(1,685,408)	(1,148,103)

Total Stockholders’ Equity (Deficiency)	268,163	(147,279)

Total Liabilities and Stockholders’ Equity (Deficiency)	$363,901	$154,763

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

					For the period
					April 10, 2000
					(Commencement
	For the three months		For the nine months		of Business)
	Ended September 30,		Ended September 30,		to September
	2008	2007	2008	2007	30, 2008

Revenues	$—	$—	$—	$—	$—
Direct costs	—	—	—	—	—

Income after direct costs	—	—	—	—	—
Operating expenses:
General and administrative	161,925	66,830	492,496	162,980	1,259,953
Amortization of license and patent costs	14,408	8,181	38,290	24,546	408,534

	176,333	75,011	530,786	187,526	1,668,487
Other expense:
Interest and financing expense	—	5,071	6,519	5,626	16,921
	—	5,071	6,519	5,626	16,921

Net Loss before provision for income taxes	(176,333)	(80,082)	(537,305)	(193,152)	(1,685,408)

Income taxes	—	—	—	—	—

Net loss	$(176,333)	$(80,082)	$(537,305)	$(193,152)	$(1,685,408)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.06)	$(0.02)
Weighted average shares outstanding — basic and dilutive	12,718,303	7,694,542	9,501,826	7,694,542

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)

	Common Stock		Subscription	Additional Paid-in	Accumulated
	Shares	Amount	Receivable	Capital	Deficit	Total
Balance - April 10, 2000 (Commencement of Predecessor Business)	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(47,763)	(47,763)
Balance - December 31, 2000	-	-	-	-	(47,763)	(47,763)
Net loss	-	-	-	-	(63,169)	(63,169)
Balance - December 31, 2001	-	-	-	-	(110,932)	(110,932)
Net loss	-	-	-	-	(65,936)	(65,936)
Balance - December 31, 2002	-	-	-	-	(176,868)	(176,868)
Net loss	-	-	-	-	(77,083)	(77,083)
Balance - December 31, 2003	-	-	-	-	(253,951)	(253,951)
Net loss	-	-	-	-	(109,169)	(109,169)
Balance - December 31, 2004	-	-	-	-	(363,120)	(363,120)
Net loss	-	-	-	-	(60,870)	(60,870)
Balance - December 31, 2005	-	-	-	-	(423,990)	(423,990)
Net loss	-	-	-	-	(320,747)	(320,747)
Balance - October 2, 2006	-	-	-	-	(744,737)	(744,737)
Issuance of common stock - October 3, 2006	7,694,542	769	(769)	-	-	-
Additional contribution of capital - October 10, 2006			769	249,231		250,000
Contribution to capital of License costs and assumption of liability - October 10, 2006	-	-	-	749,334	-	749,334
Net loss	-	-	-	-	(116,822)	(116,822)
Balance - December 31, 2006	7,694,542	769	-	998,565	(861,559)	137,775
Stock-based compensation expense				1,490	-	1,490
Net loss	-	-	-	-	(286,544)	(286,544)
Balance - December 31, 2007	7,694,542	769	-	1,000,055	(1,148,103)	(147,279)
Issuance of common stock – (unaudited)	5,053,102	506	-	927,194	-	927,700
Stock-based compensation expense (unaudited)				25,047		25,047
Net loss (unaudited)	-	-	-	-	(537,305)	(537,305)
Balance - September 30, 2008 (unaudited)	12,747,644	$1,275	$-	$1,952,296	$(1,685,408)	$268,163

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)
			For the period
			April 10, 2000
			(Commencement
	For the		of Business)
	nine months ended		Through
	September 30,		September 30,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(537,305)	$(193,152)	$(1,685,408)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	25,047	—	26,537
Amortization	38,290	24,546	408,534
Changes in operating assets and liabilities
Security Deposits	(4,170)	—	(4,170)
(Decrease) increase in accounts payable and accrued expenses	(18,139)	(650)	412,612
Net cash used in operating activities	(496,277)	(169,256)	(841,895)

Cash flows from investing activities
Investment in patents	(17,266)	—	(59,148)
Net cash used in investing activities	(17,266)	—	(59,148)

Cash flows from financing activities
(Repayment) proceeds of notes payable - related parties	(25,325)	180,000	154,675
Proceeds from due to related party	106,914	—	106,914
Proceeds from issuance of common stock	657,946	—	907,946
Net cash provided by financing activities	739,535	180,000	1,169,535

Increase in cash and cash equivalents	225,992	10,744	268,492
Cash and cash equivalents — beginning of period	42,500	67,893	—

Cash and cash equivalents — end of period	$268,492	$78,637	$268,492

Non-cash from financing activities:
Assumption of liability by Sentigen Holding Corp.	$—	$—	$308,709
Stock of Sentigen Holding Corp. issued for license costs	$—	$—	$440,625

Conversion of notes payable and accrued interest to common stock	$162,840	$—	$162,840

Conversion of due to related party for common stock	$106,914	$—	$106,914

See notes to financial statements.

Notes to Financial Statements

1. Organization and Nature of Operations

SentiSearch, Inc. (“we,” “our”, “SentiSearch,” and “the Company”) was a wholly-owned subsidiary of Sentigen Holding Corp. (“Sentigen”) until the December 1, 2006 “spin-off”, discussed below. We are a development stage company and have a limited operating history. We were incorporated in the State of Delaware on October 3, 2006 to hold the olfaction intellectual property assets of Sentigen and its subsidiaries.

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

During July 2007, we were issued two patents in the United States. During November 2007, we were issued one patent in Australia and during April 2008, we were issued one patent in Mexico. Three of these patents were issued directly to us and the other patent was issued under the Columbia License. All of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.

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

2. Basis of Presentation

The financial statements for the period April 10, 2000 (Commencement of Business) to September 30, 2008 differ from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the periods from April 10, 2000 through September 30, 2008. Our business was operated within Sentigen as part of its broader corporate organization rather than as a stand-alone company. Our historical financial statements do not reflect the expense of certain corporate functions that we would have needed to perform if we were not a wholly-owned subsidiary.

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

3. Summary of Significant Accounting Policies

a.
Interim Period - The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2008, the results of operations, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2008. The results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2008.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2007 as included in the Company’s report on Form 10-KSB for the year ended December 31, 2007. There have been no changes in significant accounting policies since December 31, 2007.

b.	Cash and Cash Equivalents – Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.

c.
Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of September 30, 2008, the Company had cash balances in excess of federally insured limits of $103,740. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose minimal credit risk. In October 2008, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009.

d.
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

e.
Impairment – Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset or fair market value. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe that none of our intangible and long-lived assets are impaired as of September 30, 2008 (see Note 6).

f.
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

h.
Loss Per Share – The accompanying financial statements include loss per share calculated as required by FASB Statement No. 128 “Earnings Per Share” on a “pro-forma” basis as if we were a separate entity from the period April 10, 2000 (commencement of business) until October 3, 2006 (our date of incorporation). Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. FASB Statement No. 128 prohibits adjusting the denominator of diluted Earnings Per Share for additional potential common shares when a net loss from continuing operations is reported. The assumed exercise of common stock equivalents was not utilized for the nine months ended September 30, 2008 since the effect would be anti-dilutive. As of September 30, 2008, 575,000 options were outstanding of which 408,334 were exercisable.

i.
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

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements (“FAS 157”). There was no impact on the Company’s financial position, results of operation or cash flows as of September 30, 2008 and for the nine months then ended as a result of FAS 157.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). There was no impact on the Company’s financial position, results of operation or cash flows as of September 30, 2008 and for the nine months then ended as a result of FAS 159.

j.
Stock-Based Compensation– Stock-based compensation expense represents share-based payment awards granted subsequent to December 31, 2005, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. Stock-based compensation expense is recognized based upon awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Company accounts for its issuances of stock-based compensation to non-employees for services using the measurement date guidelines enumerated in SFAS 123R and EITF 96-18. Accordingly, the value of any awards that were vested and non forfeitable at their date of issuance were measured based on the fair value of the equity instruments at the date of issuance. The non-vested portion of awards that are subject to the future performance of the counterparty are adjusted at each reporting date to their fair values based upon the then current market value of the Company’s stock and other assumptions that management believes are reasonable. The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services rendered. The fair value of the stock options granted was calculated using the Black-Scholes option pricing model as prescribed by SFAS 123R.

4. Notes Payable

On June 21, 2007, we entered into demand promissory notes in favor of each of Mr. Frederick R. Adler, Mr. Joseph K. Pagano, D.H. Blair Investment Banking Corp. and Mr. Samuel A. Rozzi (together, the “Lenders”), providing for loans to us in the principal amount of $50,000, $50,000, $50,000 and $30,000, respectively, for an aggregate amount of $180,000. The promissory notes accrued interest at Citibank N.A’s reported prime rate plus 3%, which was due and payable at the time the principal amount of each respective promissory note became due. The promissory notes had a maturity date of June 22, 2009. Each Lender had the right to demand the payment of all of the outstanding principal and interest of his or its respective promissory note at any time prior to the maturity date. At the time of the loan transaction, each of the Lenders was a beneficial owner of 5% or more of our common stock. In addition, Mr. Pagano is our Chief Executive Officer and the Chairman of the Board of Directors, and Mr. Adler is a member of the Board of Directors.

In May and June 2008, the notes were converted into subscriptions agreements in two phases (see note 5). The accrued interest expense related to the notes amounted to $16,921, of which $8,756 was paid in cash and $8,165 was converted into the subscriptions.

5. Stockholders’ Equity

Common Stock

During the second quarter of 2008, the Company closed on a financing in two tranches for an aggregate amount of $950,000. On May 9, 2008, the Company closed on the first tranche of the financing, for an aggregate amount of $750,000, which consisted of cash in the amount of $563,986 and the conversion of $186,014 of indebtedness. Participants in the first tranche of the financing subscribed for an aggregate of 3,947,363 shares of common stock, based on the closing price of $0.19 per share of our common stock on the closing date. On June 20, 2008, we had an initial closing of $145,980 of the second tranche of the financing, consisting of cash in the amount of $62,240 and the conversion of $83,740 of indebtedness. Participants in the initial closing of the second tranche of the financing subscribed for an aggregate of 768,315 shares of common stock, based on the closing price of $0.19 per share of the Company’s common stock on the closing date.

On July 9, 2008, the Company raised $54,020 of additional funds from the unsubscribed portion of the second tranche of the financing from the investors who participated and desired to exercise their over-allotment option in the June 20, 2008 closing. The Company issued an aggregate of 337,424 shares of its common stock in connection with the over-allotment exercise, based on the closing price of $0.16 per share of the Company’s common stock on July 9, 2008.

Prior to the issuance of any shares of common stock pursuant to the financing, the Company was required to receive the approval of its stockholders to amend our Certificate of Incorporation to increase the number of authorized shares of common stock to permit the financing shares to be issued (“Stockholder Approval”). The Company received Stockholder Approval at its annual meeting of stockholders on June 24, 2008.

Participants in the financings consisted of eleven of our largest stockholders (each holding 50,000 or more shares of our common stock), including, the Company’s Chairman and Chief Executive Officer, a director, and certain holders of 5% or more of the Company’s common stock. All eleven stockholders participated in the first tranche of the financing, and six stockholders (including a director) participated in the second tranche of the financing.

6. Exclusive License Agreement

On April 10, 2000, Sentigen Biosciences, Inc. (“Sentigen Biosciences”), a wholly-owned subsidiary of Sentigen, entered into the Columbia License.

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

The value of this license agreement is recorded as license costs, net of accumulated amortization on the accompanying balance sheet. The original value of the license costs reflects the closing share price of Sentigen Holding Corp.’s common stock on April 10, 2000. The value of the license costs, net of amortization as of September 30, 2008 was $51,819.

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

The license costs are being amortized on a straight line basis through April 2010. The following table details the expected amortization costs of the license over the next two years:

Twelve months ending September 30,	Expected amortization expense
2009	$32,727
2010	19,092
Total	$51,819

7. Patent Costs

During July 2007, we were issued two patents in the United States. During November 2007, we were issued a patent in Australia and during May 2008, we were issued a patent in Mexico. One of the U.S. patents, the Australia and Mexico patents were issued directly to us and the other U.S. patent was issued under the Columbia License. All of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.

The original value of the patent costs, mainly consisting of legal fees in the amount of $59,148, is recorded as patent costs, net of accumulated amortization on the accompanying balance sheet. The value of the patent costs, net of amortization as of September 30, 2008 was $39,421.

The patent costs are being amortized on a straight line basis through April 2010, the remaining term of the license costs. The following table details the expected amortization costs of the patent:

Twelve months ending September 30,	Expected amortization expense
2009	$24,900
2010	14,521
Total	$39,421

8. Share-Based Payments

A summary of stock option activity is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2008	50,000	$0.18
Granted	-	-

Balance at September 30, 2008	50,000	$0.18	3.63	$0
Exercisable at September 30, 2008	50,000	$0.18	3.63	$0

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at the time for stock options that are in-the-money as of September 30, 2008.

There was no unrecognized compensation expense related to unvested stock options at September 30, 2008.

Non-Employee Stock-Based Compensation

On March 27, 2008 and May 14, 2008, the Company granted options to purchase an aggregate of 425,000 and 100,000 shares of its common stock to four individuals for consulting services rendered to the Company and a director, respectively, each at an exercise price of $.19 per share and term of ten years. The terms of the consulting arrangements are for five years. The fair value of the underlying common stock at the date of grant was $.07 per share. The options vested as follows: 258,334 immediately, 133,333 on the first anniversary and 133,333 on the second anniversary. Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of 3.56%; expected dividend yield of zero percent; expected option life of ten years; and expected volatility of 17.36%. The aggregate grant date fair value of the award amounted to $36,698. The Company recorded $25,047 of consulting expense during the nine months ended September 30, 2008 with respect to these awards.

Total compensation expense recognized for the nine months ended September 30, 2008 amounted to $25,047. The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. The weighted-average grant date fair value of options granted during the six months ended September 30, 2008 amounted to $0.07 per share. Total unamortized compensation expense related to unvested stock options at September 30, 2008 amounted to $11,650 and is expected to be recognized over a weighted average period of approximately 1.5 years.

A summary of non-employee stock option activity, for the nine months ended September 30, 2008 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at January 1, 2008	-	-
Granted	525,000	0.19

Balance at September 30, 2008	525,000	$0.19	10	0
Exercisable at September 30, 2008	525,000	$0.19	10	0

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying stock options and the fair value of the Company’s common stock at the time for stock options that are in-the-money as of September 30, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”) which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect the adoption of SFAS 160 will have a material impact on our financial conditions or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. We do not expect the adoption of SFAS 161 will have a material impact on our financial condition or results of operations.

In June 2008, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("EITF Issue No. 03-6-1").  The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award.  This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect of EITF Issue No. 03-6-1on its consolidated financial statements.

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

11. Related Party Transactions

During the nine months ended September 30, 2008, the Company’s Chief Executive Officer and Chairman made interest-free demand loans to the Company in the aggregate of $106,914. The loans were pursuant to a Revolving Credit Note dated as of March 10, 2008, which would have matured on March 10, 2009. The total aggregate amount of $106,914 outstanding under the Revolving Credit Note on May 9, 2008, was applied to Mr. Pagano’s participation in the Company’s financing that closed on May 9, 2008 (see note 5).

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

While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. There were no revenues from operations for the three months ended September 30, 2008. As of September 30, 2008, we held three patents directly with another patent being issued under our License Agreement. We cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

Critical Accounting Policies and Use of Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our critical accounting policies include impairment of intangibles.

Our intangible assets consist of license and patent costs of $499,773 as of September 30, 2008, as compared with $440,625 as of September 30, 2007 and are the result of the Columbia License and certain patents. The value of the Columbia License reflects the closing share price of Sentigen’s common stock on April 10, 2000 (the closing date of the Columbia License) multiplied by the 75,000 shares of Sentigen common stock issued to Columbia University less accumulated amortization. The value of the license is subject to an amortization period of 10 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment was conducted by an outside firm that concluded the fair market value of the olfaction technology was between $120,000 and $190,000 as of August 2006. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss of $122,996 was recognized as amortization expense in August 2006 by Sentigen. We believe no further impairment loss is necessary as of September 30, 2008.

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

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. Funding for the nine months ended September 2008 was received through $28,970 in loans made to us by Mr. Pagano, our Chief Executive Officer. On May 9, 2008 and June 20, 2008, we closed on a $750,000 financing and a $145,980 financing, respectively, with certain of our largest stockholders, including our Chief Executive Officer and Chairman and another member of our board of directors. On July 9, 2008, two investors who participated in the May 9, 2008 and June 20, 2008 financings exercised their overallotment options for an aggregate amount of $54,020. In addition, certain of our indebtedness were cancelled in connection with the financings. See “-Liquidity and Capital Resources” below for a discussion of our financings and loans. We believe that our limited financial resources, inclusive of the foregoing amounts, are sufficient to fund operations and capital requirements for the next twelve months. We may, however, need substantial amounts of additional financing to commercialize the research programs undertaken by us, which financing may not be available on favorable terms, or at all.

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

Operating and Other Expenses

For the three months ended September 30, 2008, general and administrative expenses were $161,925 and primarily included professional audit fees and legal fees and travel and lodging expenses. For the three-months ended September 30, 2007, general and administrative expenses were $66,830. The comparative increase of $95,095 during the third quarter of 2008 is primarily due to our increased operating activities with respect to our patents, commercialization efforts for our olfaction intellectual property and financing activities. For the nine-months ended September 30, 2008, general and administrative expenses were $492,496 and primarily included professional audit fees and legal fees and travel and lodging expenses. For the nine months ended September 30, 2007, general and administrative expenses were $162,980. The increase of $329,516 during the nine months ended September 30, 2008 over the comparable 2007 period is primarily due to our increased operating activities with respect to our patents, commercialization efforts for our olfaction intellectual property and financing activities.

Amortization expense includes the amortization of our license and patent costs. For the three-months ended September 30, 2008 and 2007, amortization expense was $14,408 and $8,181, respectively. For the nine months ended September 30, 2008 and 2007, amortization expense was $38,290 and $24,546, respectively. The remaining licensing costs are being amortized on a straight line basis through April 2010.

Interest expense reflects the cost of our promissory notes issued on June 21, 2007, which were cancelled during the second quarter of 2008. For the three-months ended September 30, 2008 and September 30, 2007, interest on the promissory notes amounted to $-0-, and $5,071, respectively. For the nine-months ended September 30, 2008 and September 30, 2007, interest on the notes amounted to $6,519, and $5,626, respectively.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of September 30, 2008, we had $268,492 in cash and cash equivalents, compared to $42,500 at December 31, 2007. Our working capital at September 30, 2008 was $176,924, compared to working capital deficit of $79,542 at December 31, 2007, an increase of $256,466 or 322%, mainly attributable to the issuance of common stock in connection with the financing discussed below. Net cash used in operating activities for the nine-months ended September 30, 2008 was $496,277, compared to $169,256 for the nine-months ended September 30, 2007, an increase of $327,021 or 193%, mainly attributable to a increase in cash available for operating and other expenses for the respective periods.

During the nine months ended September 30, 2008, Mr. Pagano, our Chief Executive Officer and Chairman of our Board of Directors, made loans to us in the aggregate amount of $106,914. On May 9, 2008, this amount was applied to Mr. Pagano’s subscription in the financing discussed below.

During the second quarter of 2008, as previously disclosed, we closed on a financing for an aggregate amount of $950,000. On May 9, 2008, we closed on the first tranche of the financing, for an aggregate amount of $750,000, which consisted of cash in the amount of $563,986 and the conversion of $186,014 of indebtedness. Participants in the first tranche of the financing subscribed for an aggregate of 3,947,363 shares of common stock, based on the closing price of $0.19 per share of our common stock on the closing date. On June 20, 2008, we closed on the second tranche of the financing, for an aggregate amount of 200,000 of which $145,980 was subscribed for, consisting of cash in the amount of $62,240 and the conversion of $83,740 of indebtedness. Participants in the second tranche of the financing subscribed for an aggregate of 768,315 shares of common stock, based on the closing price of $0.19 per share of our common stock on the closing date. In the third quarter of 2008, two participants in the financing elected to exercise their over-allotment options, which consisted of cash in the amount of $54,020. The participants who exercised their over-allotment options subscribed for an aggregate of 337,424 shares of common stock, based on the closing price of $0.16 per share of our common stock on the closing date.

Prior to the issuance of any shares of common stock pursuant to the financing, we were required to receive the approval of our stockholders to amend our Certificate of Incorporation to increase the number of authorized shares of common stock to permit the financing shares to be issued (“Stockholder Approval”). We received Stockholder Approval at our annual meeting of stockholders on June 24, 2008.

Participants in the financings consisted of eleven of our largest stockholders (each holding 50,000 or more shares of our common stock), including, Mr. Pagano, our Chairman and Chief Executive Officer, Mr. Adler, a director, and certain holders of 5% or more of our common stock. All eleven stockholders participated in the first tranche of the financing; six stockholders (including Mr. Adler) participated in the second tranche of the financing and two stockholders elected to exercise their over-allotment options.

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

Off-Balance-Sheet Arrangements

As of September 30, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Inflation

At September 30, 2008, we had $0 floating rate debt outstanding. There was no significant impact on our operations as a result of inflation during the three-month period ended September 30, 2008.

Recent Accounting Pronouncements

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

In June 2008, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("EITF Issue No. 03-6-1").  The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award.  This FSP is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effect of EITF Issue No. 03-6-1 on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financials statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2008, Mr. Joseph K. Pagano, who is our Chief Executive Officer, Secretary and Treasurer (and principal financial officer) evaluated the effectiveness of our "disclosure controls and procedures" as defined in Rules 13a-15(e) and Rule 15d-15(e)of the Securities Exchange Act of 1934 ("Disclosure Controls"). Based upon this evaluation, Mr. Pagano concluded that the Disclosure Controls were effective, as of the date of their evaluation, in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that any information relating to us that is required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2008, there were no changes in our "internal control over financial reporting" as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 (“Internal Control”), that have materially affected or are reasonably likely to materially affect our Internal Control.

PART II- OTHER INFORMATION

Item 6. Exhibits

Exhibit	Description

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2008	SENTISEARCH, INC.

/s/ Joseph K. Pagano
Joseph K. Pagano, Chief Executive Officer and Treasurer (principal executive and financial officer)

EXHIBIT INDEX

Exhibit	Description

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.