Form 10-K
period 2008-12-31
SentiSearch, Inc.
filed 2009-03-31
CIK 1380024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

0-10593
(Commission File Number)

SENTISEARCH, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5655648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1217 South Flagler Drive, 3rd Floor  West Palm Beach, FL 33401
(Address of principal executive offices)                          ( zip code)

Registrant's telephone number, including area code: (561) 653-3284

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐ No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes    ☐   No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2008 was approximately $937,350. For purposes of this calculation only, shares of Common Stock held by each officer and director as well as and by each person who, as of June 30, 2008, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 15, 2009 12,747,644 shares of the registrant's Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I
Forward-looking Information

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis and Results of Operations) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements using terminology such as “can”, “may”, “believe”, “designated to”, “intend to”, “expect”, “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, forward-looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in, or implied by, forward-looking statements as a result of certain factors, including those set forth under “Management’s Discussion and Analysis and Results of Operations” and elsewhere in this Annual Report on Form 10-K. All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

ITEM 1	BUSINESS.

General

SentiSearch, Inc. (“SentiSearch” or “we” or “us” or the “Company”) is a Delaware corporation that was incorporated on October 3, 2006. We were previously a wholly-owned subsidiary of Sentigen Holding Corp. (“Sentigen”) and were incorporated solely for the purposes of holding the olfaction intellectual property assets of Sentigen and its then subsidiary, Sentigen Biosciences, Inc. (“Sentigen Biosciences”). Prior to the merger between Sentigen and Invitrogen Corporation (“Invitrogen”) that was consummated on December 1, 2006, Sentigen separated its olfaction intellectual property assets from the businesses to be acquired by Invitrogen. This separation was accomplished through the contribution of Sentigen’s olfaction intellectual property assets to us on October 10, 2006 and the subsequent spin-off in which Sentigen distributed 100% of its ownership interest in us to its then stockholders on December 1, 2006. As a result of this spin-off, we became a public, stand-alone company. Our principal executive offices are located at 1217 South Flagler Drive, 3 rd  Floor, West Palm Beach, Florida 33401.

Overview

The olfaction intellectual property assets that we hold primarily consist of an exclusive worldwide license issued by The Trustees of Columbia University in the City of New York (“Columbia”), as described in more detail below under the heading “Licensed Products and Services” (the “Columbia License”), and certain patent applications titled “Nucleic Acids and Proteins of Insect or 83b odorant receptor genes and uses thereof.” The olfaction intellectual property assets are also referred to in this Form 10-K as “our olfaction intellectual property.” We are currently a development stage company and have a limited operating history. Other than with regard to the development and protection of our intellectual property, our planned principal operations have not commenced. We have not generated any revenues from operations and have no assurance of any future revenues. All losses accumulated since the commencement of our business have been considered as part of our development stage activities.

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

During July 2007, we were issued two patents in the United States and during November 2007, we were issued a patent in Australia and during 2008, we were issued one patent in Mexico. One of the U.S. patents and the Australia patent were issued directly to us and the other U.S. patent was issued under the Columbia License. All of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.

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

Employees

We currently have one employee, in addition to our Chief Executive Officer. In the event we are able to commercialize our research and development activities, or prospects for doing so appear significant, we would expect at that time to hire additional employees. Presently, Mr. Joseph K. Pagano, our Chairman and Chief Executive Officer, devotes his time to our Company without a salary.

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

ITEM 1A	RISK FACTORS.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 1B	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item, however there are no unresolved staff comments.

ITEM 2	DESCRIPTION OF PROPERTY.

During the first quarter of 2008, our principal executive office moved to 1217 South Flagler Drive, 3 rd  Floor, West Palm Beach, Florida 33401. As of June 25, 2008, the Company has entered into a sublease for office space in West Palm Beach, Florida. The lease has a term of one year, with an option to renew for an additional year and the leased space consists of approximately 411 square feet. The lease requires twelve monthly payments of approximately $1,390 through June 2009. We do not own any real property.

ITEM 3	LEGAL PROCEEDINGS.

None.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Price
Period	High	Low
2008
First Quarter	$0.23	$0.19
Second Quarter	$0.23	$0.18
Third Quarter	$0.18	$0.15
Fourth Quarter	$0.15	$0.13
2007
First Quarter	$2.50	$0.22
Second Quarter	$0.22	$0.17
Third Quarter	$0.24	$0.18
Fourth Quarter	$0.22	$0.18

Holders

As of March 15, 2009, we had 48 stockholders of record.

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

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2008 with respect to our equity based compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	—	—	—
Equity compensation plans not approved by security holders	575,000	$0.189	—
Total	575,000	$0.189	—

(1)           Column (a) and (b) represent the aggregate shares issuable upon exercise of outstanding ten-year stock options granted from May 2007 through May 2008 to certain consultants to the Company and the two non-officer directors of the Company. These options vest at various times with the last options vesting on May 14, 2018.

ITEM 6	SELECTED FINANCIAL DATA.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS.

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

To date, we have incurred substantial operating losses. While we believe our technology capabilities in the olfaction area are substantial, as of December 31, 2008, we held three patents directly with another patent being issued under our Columbia License.  We cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

Critical Accounting Policies and Use of Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our critical accounting policies include:

Impairment of intangibles

Our intangible assets consist of license and patent costs of $89,655 as of December 31, 2008, as compared with $112,263 as of December 31, 2007, and are the result of the Columbia License and certain patents. The value of the license reflects the closing share price of Sentigen's common stock on April 10, 2000 (the closing date of the Columbia License) multiplied by the 75,000 shares of Sentigen common stock issued to Columbia University less accumulated amortization. The value of the license is subject to an amortization period of 10 years. The value of the patents mainly consists of legal fees and is being amortized over the remaining term of the license. Management reviews the value of the license and patents for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment was conducted by an outside firm that concluded the fair market value of the olfaction technology was between $120,000 and $190,000 as of August 2006. The license and patent are considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss of $122,996 was recognized as amortization expense in August 2006 in connection with the license. We believe no further impairment loss is necessary as of December 31, 2008.

Off-Balance-Sheet Arrangements

As of December 31, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Results of Operations

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

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. Funding for the year ended December 31, 2008 was obtained in part, through $106,914 in loans made to us by Mr. Pagano, our Chief Executive Officer and Chairman. In addition, on May 9, 2008 and June 20, 2008, we closed on a $750,000 financing and a $145,980 financing, respectively, with certain of our largest stockholders, including our Chief Executive Officer and Chairman and another member of our Board of Directors. On July 9, 2008, two investors who participated in the May 9, 2008 and June 20, 2008 financings exercised their overallotment options for an aggregate amount of $54,020. In addition, certain of our indebtedness was cancelled in connection with the financings. See “-Liquidity and Capital Resources” below for a discussion of our financings and loans. We believe that our limited financial resources, inclusive of the foregoing amounts, are sufficient to fund operations and capital requirements for the next twelve months. We may, however, need substantial amounts of additional financing to commercialize the research programs undertaken by us, which financing may not be available on favorable terms, or at all.

Our ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise doubt about our ability to continue as a going concern should we be unable to realize revenues from our olfaction technology or raise sufficient additional funds in the future.

Our Chief  Executive Officer and Board of Directors are also seeking opportunities with non-profit agencies and with potential commercial partners to leverage our olfaction intellectual property for the development of control agents for biting insects, in particular, insect vectors of malaria and other diseases.

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

Operating Expenses

For the year ended  December 31, 2008, we had general and administrative costs of $582,372, compared to $237,431 for the year ended December 31, 2007. The increase in general and administrative costs is primarily due to an increase in professional fees of approximately $144,000, an increase of approximately $68,000 for a full year of a new employee’s salary and benefits, an increase in rent and office expenses of approximately $35,000 and an increase in travel expenses, related to our office relocation and our attempts to locate a market for our olfaction intellectual property, of approximately $72,000.  In addition, 525,000 shares of stock options were granted during the year which resulted in an expense of $28,542.  The increase in professional fees is due to costs incurred for our general compliance and corporate governance.

Amortization expense includes the amortization of our license and patent costs.  During the current year, we were issued a patent in Mexico. For the period April 10, 2000 (Commencement of Predecessor Business) to December 31, 2008, amortization expense was $426,067. The original value of the license of $440,625 reflects the closing share price of  Sentigen’s common stock on April 10, 2000. The value of the patent of $75,097 mainly consists of legal and application fees. The value of the license and patent, net of amortization as of the year ended December 31, 2008 and 2007, was $89,655 and $112,263, respectively. The remaining licensing and patent costs are being amortized on a straight line basis through April 2010.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of December 31, 2008, we had $198,187 in cash and cash equivalents, compared to $42,500 at December 31, 2007. Our working capital at December 31, 2008 was $77,005, compared to a working capital deficit of $259,542 at December 31, 2007.  Net cash used in operating activities for the year ended December 31, 2008 was $550,633 mainly attributable to our net loss of $642,303 and cash paid for security deposits of $4,170, offset in part by amortization of license and patent costs of $55,823, stock-based compensation expense of $28,542 and an increase in accounts payable and accrued expenses of $11,475.  Net cash used in operating activities for the year ended December 31, 2007 was $163,511 mainly attributable to our net loss of $286,544 offset in part by amortization of license and patent costs of $38,711, stock-based compensation expense of $1,490, and an increase in accounts payable and accrued expenses of $82,832.

During the second quarter of 2008, as previously disclosed, we closed on a financing for an aggregate amount of $950,000. On May 9, 2008, we closed on the first tranche of the financing, for an aggregate amount of $750,000, which consisted of cash in the amount of $563,986 and the conversion of $186,014 of indebtedness. Participants in the first tranche of the financing subscribed for an aggregate of 3,947,363 shares of common stock, based on the closing price of $0.19 per share of our common stock on the closing date. On June 20, 2008, we closed on the second tranche of the financing, for an aggregate amount of $200,000 of which $145,980 was subscribed for, consisting of cash in the amount of $62,240 and the conversion of $83,740 of indebtedness. Participants in the second tranche of the financing subscribed for an aggregate of 768,315 shares of common stock, based on the closing price of $0.19 per share of our common stock on the closing date. In the third quarter of 2008, two participants in the financing elected to exercise their over-allotment options, which consisted of cash in the amount of $54,020. The participants who exercised their over-allotment options subscribed for an aggregate of 337,424 shares of common stock, based on the closing price of $0.16 per share of our common stock.  Issuance of the shares were subject to stockholder approval of the amendment to our certificate of incorporation to increase the number of shares of common stock, which was approved by the stockholders at our 2008 annual meeting on June 24, 2008.

Ten of our largest stockholders (each holding 50,000 or more shares of our common stock) subscribed in the May 2008 financing, of which the following are holders of 5% or more of our common stock: Joseph K. Pagano, Frederick R. Adler, Longview Partners L.P., The Joseph A. Pagano Jr. 2007 Trust and Samuel A. Rozzi, who subscribed for $122,325, $109,350, $112,125, $100,350 and $95,775, respectively. Also, Mr. Pagano serves as our Chairman and Chief Executive Officer, and Mr. Adler is a member of our Board of Directors. The general partner of Longview Partners L.P. is Susan Chapman, an adult daughter of Mr. Adler.

The funds raised in the financing were used for general working capital purposes, including the funding of research and development efforts and the pursuit of a joint venture or other form of collaboration with another entity or entities. Our ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. It is possible that any such additional financing may be dilutive to current stockholders and the terms of any debt financings could contain restrictive covenants limiting our ability to do certain things, including paying dividends.

On June 21, 2007, we issued a demand promissory note in favor of each of Mr. Frederick R. Adler, Mr. Joseph K. Pagano, D.H. Blair Investment Banking Corp. and Mr. Samuel A. Rozzi (together, the “Lenders”), evidencing loans extended to us in the principal amount of $50,000, $50,000, $50,000 and $30,000, respectively, by the Lenders, for an aggregate amount of $180,000. The promissory notes accrued interest at Citibank N.A.’s reported prime rate plus 3%, which was due and payable at the time the principal amount of each respective promissory note becomes due. Although the promissory notes had a maturity date of June 22, 2009, each Lender could demand the payment of all of the outstanding principal and interest of his or its respective promissory note at any time prior to the maturity date. At the time of the loan transaction, each of the Lenders was the beneficial owner of a significant number of shares of our common stock. In addition, Mr. Pagano is our Chief Executive Officer and the Chairman of our Board of Directors, and Mr. Adler is a member of our Board of Directors. On May 9, 2008, in connection with the first tranche of the financing discussed above, (i) $24,675 of the outstanding amount of Mr. Pagano’s promissory note was applied to the subscriptions made by Mr. Pagano and a trust for the benefit of his son; and (ii) $54,425, the entire outstanding amount of D.H. Blair Investment Banking Corp.’s promissory note, including principal and accrued interest, was applied to the subscriptions made by each of three affiliates of D.H. Blair Investment Banking Corp. On May 16, 2008, Mr. Pagano made a demand for repayment of the remaining outstanding principal and interest ($29,750) of his promissory note. On June 20, 2008, in connection with the second tranche of the financing discussed above (i) $30,000 of the outstanding principal amount of Mr. Rozzi’s promissory note was applied to the subscription made by Mr. Rozzi and he received a payment for $2,961 in accrued interest on July 10, 2008 and (ii) $53,740 of the outstanding amount of principal and accrued interest of Mr. Adler’s promissory note was applied to the subscription made by Mr. Adler and he received a payment for the remaining $1,195 in accrued interest. All of the promissory notes have been cancelled and there are no amounts outstanding to date.

We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.  See note 2 of our financial statements.

Inflation

 Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt (if any) may not be offset by increases in cash flow. At December 31, 2008, we had $0 in floating rate debt outstanding. There was no significant impact on our operations as a result of inflation during the years ended December 31, 2007 and 2008.

Recent Accounting Pronouncements

            In December 2007, the Financial Accounting Standards Board (“FASB”)  issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the purchase method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R retains guidance of SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date with limited exceptions specified in the Statement. SFAS 141R also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R would have an impact on accounting for any business acquired after the effective date of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied. The Company is currently assessing the impact of SFAS 160 on its financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by requiring qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently assessing the impact of SFAS 161 on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operations.

In November 2008, the FASB ratified Emerging Issue Task Force Issue 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 addresses certain issues that arise from a company’s application of the equity method under Opinion 18 due to a change in accounting for business combinations and consolidated subsidiaries resulting from the issuance of Statement 141(R) and Statement 160.  EITF 08-6 addresses issues regarding the initial carrying value of an equity method investment, tests of impairment performed by the investor over an investee’s underlying assets, changes in ownership resulting from the issuances of shares by an investee, and changes in an investment from the equity method to the cost method.  This Issue is effective and will be applied on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of Statement 141(R) and Statement 160.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 07-5 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SENTISEARCH, INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SentiSearch, Inc.
West Palm Beach, Florida

We have audited the accompanying balance sheets of SentiSearch, Inc. (A Development Stage Company) (the “Company”)  as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended, and the cumulative period April 10, 2000 (commencement of business) to December 31, 2008. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SentiSearch, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended and the cumulative period April 10, 2000 (commencement of business) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage and has suffered recurring losses.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP

New York, New York
March 30, 2009

SENTISEARCH, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	December 31,	December 31,
	2008	2007

Current Assets
Cash and cash equivalents	$198,187	$42,500
Security deposit	4,170	-
Total Current Assets	202,357	42,500

Other Assets
License and patent costs	515,722	482,507
Less: accumulated amortization	(426,067)	(370,244)
Total Other Assets	89,655	112,263

Total Assets	$292,012	$154,763

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$125,352	$122,042
Notes Payable - Related Party	-	180,000
Total Current Liabilities	125,352	302,042

Stockholders' Equity (Deficiency)
Common stock — $0.0001 par value, 20,000,000 shares authorized, 12,747,644 and 7,694,542 shares outstanding	1,275	769
Additional paid- in capital	1,955,791	1,000,055
Deficit accumulated during development stage	(1,790,406)	(1,148,103)
Total Stockholders' Equity (Deficiency)	166,660	(147,279)

Total Liabilities and Stockholders' Equity (Deficiency)	$292,012	$154,763

See notes to financial statements.

SENTISEARCH, INC.
 (A Development Stage Company)
 Statements of Operations

			For the period
			April 10, 2000
			(Commencement
	For the Years		of Business)
	Ended December 31,		to December 31,
	2008	2007	2008

Revenues	$-	$-	$-
Direct costs	-	-	-

Income after direct costs	-	-	-

Operating expenses:
General and administrative	582,372	237,431	1,349,829
Amortization of license and patent costs	55,823	38,711	426,067
	638,195	276,142	1,775,896
Other (income) expense:

Interest (income)	(2,412)	-	(2,412)
Interest and financing expense	6,520	10,402	16,922
	4,108	10,402	14,510

Net loss before provision for income taxes	(642,303)	(286,544)	(1,790,406)

Income taxes	-	-	-

Net loss	$(642,303)	$(286,544)	$(1,790,406)

Basic and diluted loss per share	$(0.06)	$(0.04)
Weighted average shares outstanding — basic and dilutive	10,317,714	7,694,542

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)

	Common Stock		Subscription	Additional Paid-in	Accumulated
	Shares	Amount	Receivable	Capital	Deficit	Total
Balance - April 10, 2000 (Commencement of Predecessor Business)	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(47,763)	(47,763)
Balance - December 31, 2000	-	-	-	-	(47,763)	(47,763)
Net loss	-	-	-	-	(63,169)	(63,169)
Balance - December 31, 2001	-	-	-	-	(110,932)	(110,932)
Net loss	-	-	-	-	(65,936)	(65,936)
Balance - December 31, 2002	-	-	-	-	(176,868)	(176,868)
Net loss	-	-	-	-	(77,083)	(77,083)
Balance - December 31, 2003	-	-	-	-	(253,951)	(253,951)
Net loss	-	-	-	-	(109,169)	(109,169)
Balance - December 31, 2004	-	-	-	-	(363,120)	(363,120)
Net loss	-	-	-	-	(60,870)	(60,870)
Balance - December 31, 2005	-	-	-	-	(423,990)	(423,990)
Net loss	-	-	-	-	(320,747)	(320,747)
Balance - October 2, 2006	-	-	-	-	(744,737)	(744,737)
Issuance of common stock - October 3, 2006	7,694,542	769	(769)	-	-	-
Additional contribution of capital - October 10, 2006			769	249,231		250,000
Contribution to capital of License costs and assumption of liability - October 10, 2006	-	-	-	749,334	-	749,334
Net loss	-	-	-	-	(116,822)	(116,822)
Balance - December 31, 2006	7,694,542	769	-	998,565	(861,559)	137,775
Stock-based compensation expense				1,490	-	1,490
Net loss	-	-	-	-	(286,544)	(286,544)
Balance - December 31, 2007	7,694,542	769	-	1,000,055	(1,148,103)	(147,279)
Issuance of common stock	5,053,102	506	-	927,194	-	927,700
Stock-based compensation expense				28,542		28,542
Net loss	-	-	-	-	(642,303)	(642,303)
Balance- December 31, 2008	12,747,644	$1,275	$-	$1,955,791	$(1,790,406)	$166,660

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the period
			April 10, 2000
			(Commencement
	For the		of Business)
	Year ended		Through
	December 31,		December 31
	2008	2007	2008

Cash flows from operating activities
Net loss	$(642,303)	$(286,544)	$(1,790,406)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	28,542	1,490	30,032
Amortization	55,823	38,711	426,067
Changes in operating assets and liabilities
Increase in Security Deposits	(4,170)	—	(4,170)
Increase in accounts payable and accrued expenses	11,475	82,832	442,226
Net cash used in operating activities	(550,633)	(163,511)	(896,251)

Cash flows from investing activities
Investment in patents	(33,215)	(41,882)	(75,097)
Net cash used in investing activities	(33,215)	(41,882)	(75,097)

Cash flows from financing activities
(Repayment) proceeds of notes payable - related parties	(25,325)	180,000	154,675
Proceeds from due to related party	106,914	—	106,914
Proceeds from issuance of common stock, net of offering costs	657,946	—	907,946
Net cash provided by financing activities	739,535	180,000	1,169,535

Increase in cash and cash equivalents	155,687	(25,393)	198,187
Cash and cash equivalents — beginning of period	42,500	67,893	—

Cash and cash equivalents — end of period	$198,187	$42,500	$198,187

Non-cash from financing activities:
Assumption of liability by Sentigen Holding Corp.	$—	$—	$308,709
Stock of Sentigen Holding Corp. issued for license costs	$—	$—	$440,625

Conversion of notes payable ($154,675) and accrued interest ($8,165) to common stock	$162,840	$—	$162,840

Conversion of due to related party for common stock	$106,914	$—	$106,914

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

During July 2007, we were issued two patents in the United States. During November 2007, we were issued one patent in Australia and during 2008, we were issued one patent in Mexico. Three of these patents were issued directly to us and the other patent was issued under the Columbia License. All of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.

While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. There have been no revenues from operations to date. Although we have an exclusive license agreement with Columbia, only one patent has been issued under the Columbia License and we cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

2. Basis of Presentation

The financial statements for the period April 10, 2000 (Commencement of Business) to December 31, 2008 differ from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the periods from April 10, 2000 through December 31, 2008. Our business was operated within Sentigen as part of its broader corporate organization rather than as a stand-alone company. Our historical financial statements do not reflect the expense of certain corporate functions that we would have needed to perform if we were not a wholly-owned subsidiary.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses during the development stage of $1,790,406. The Company may need substantial amounts of additional financing to commercialize the research programs undertaken, for which financing may not be available on favorable terms, or at all. The Company’s ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from the sale of stock and, ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

3. Summary of Significant Accounting Policies

a.	Cash and Cash Equivalents – Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.

b.
Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of December 31, 2008, the Company had no cash balances in excess of federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose minimal credit risk. In October 2008, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009.

c.
License and Patent Costs – The costs of intangible assets that are purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) are accounted for in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.” The amortization of those intangible assets used in research and development activities is a research and development cost. However, the costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are research and development costs at the time the costs are incurred. We determined that the licensing costs arising from our exclusive licensing agreement with The Trustees of Columbia University have alternative future uses. These costs have been capitalized and are being amortized on a straight-line basis through April 2010 (see Note 6).

d.
Impairment – Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset or fair market value. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe that none of our intangible and long-lived assets are impaired as of December 31, 2008 (see Note 6).

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

f.
Income Taxes – Certain income and expense items are accounted for differently for financial reporting and income tax purposes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carry-forwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established if it is determined to be more likely than not that deferred tax assets will not be recovered.  The Company recognized interest and penalties, if any, related to uncertain tax positions as income tax expense.

g.
Loss Per Share – The accompanying financial statements include loss per share calculated as required by FASB Statement No. 128 “Earnings Per Share” on a “pro-forma” basis as if we were a separate entity from the period April 10, 2000 (commencement of business) until October 3, 2006 (our date of incorporation). Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. FASB Statement No. 128 prohibits adjusting the denominator of diluted Earnings Per Share for additional potential common shares when a net loss from continuing operations is reported. The assumed exercise of common stock equivalents was not utilized for the twelve months ended December 31, 2008 since the effect would be anti-dilutive. As of December 31, 2008, 575,000 options were outstanding of which 458,334 were exercisable.

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

On January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements” (“SFAS 157. There was no impact on the Company’s financial position, results of operation or cash flows as of December 31, 2008 and for the year then ended as a result of FAS 157.

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). There was no impact on the Company’s financial position, results of operation or cash flows as of December 31, 2008 and for the year then ended as a result of FAS 159.

i.
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

4. Notes Payable

On June 21, 2007, we entered into demand promissory notes with four of the company’s stockholders including our Chief Executive Officer and a member of the Board of Directors (together, the “Lenders”), providing for loans to us in the aggregate amount of $180,000. The promissory notes accrued interest at Citibank N.A’s reported prime rate plus 3%, which was due and payable at the time the principal amount of each respective promissory note became due. Although the promissory notes had a maturity date of June 22, 2009, each Lender had the right to demand the payment of all of the outstanding principal and interest of his or its respective promissory note at any time prior to the maturity date. At the time of the loan transaction, each of the Lenders was a beneficial owner of 5% or more of our common stock.

In May and June 2008, the promissory notes were converted into subscriptions agreements in two phases (see note 5). The accrued interest expense related to the promissory notes amounted to $16,921, of which $8,756 was paid in cash and $8,165 was converted into the subscriptions.

5. Stockholders’ Equity

Common Stock

During the second quarter of 2008, the Company closed on a financing in two tranches resulting in the issuance of common stock for $927,700, net of offering costs of $22,300. On May 9, 2008, the Company closed on the first tranche of the financing, for an aggregate amount of $750,000, which consisted of cash in the amount of $563,986 and the conversion of $186,014 of indebtedness. Participants in the first tranche of the financing subscribed for an aggregate of 3,947,363 shares of common stock, based on the price of $0.19 per share.  On June 20, 2008, we had an initial closing of $145,980 of the second tranche of the financing, consisting of cash in the amount of $62,240 and the conversion of $83,740 of indebtedness. Participants in the initial closing of the second tranche of the financing subscribed for an aggregate of 768,315 shares of common stock, based on the price of $0.19 per share.

On July 9, 2008, the Company raised $54,020 of additional funds from the unsubscribed portion of the second tranche of the financing from the investors who participated and desired to exercise their over-allotment option in the June 20, 2008 closing. The Company issued an aggregate of 337,424 shares of its common stock in connection with the over-allotment exercise, based on the price of $0.16 per share.

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

Participants in the financings included ten of our largest stockholders (each holding 50,000 or more shares of our common stock), including, the Company’s Chairman and Chief Executive Officer, a director, and certain holders of 5% or more of the Company’s common stock. All ten stockholders participated in the first tranche of the financing, and six stockholders (including a director) participated in the second tranche of the financing.

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

The value of the Columbia License is recorded as license costs, net of accumulated amortization on the accompanying balance sheet. The original value of the license costs reflects the closing share price of Sentigen’s common stock on April 10, 2000. The value of the license costs, net of amortization as of December 31, 2008 was $43,636.

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

The license costs are being amortized on a straight line basis through April 2010. The following table details the expected amortization costs of the license over the next two years:

Twelve months ending December 31,	Expected amortization expense
2009	$32,727
2010	10,909
Total	$43,636

7. Patent Costs

During July 2007, we were issued two patents in the United States. During November 2007, we were issued a patent in Australia and during 2008, we were issued a patent in Mexico. One of the U.S. patents, the Australia and Mexico patents were issued directly to us and the other U.S. patent was issued under the Columbia License. All of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.

The value of the patent costs, mainly consisting of legal and application fees in the amount of $75,097, is recorded as patent costs, net of accumulated amortization on the accompanying balance sheet. The value of the patent costs, net of amortization as of December 31, 2008 was $46,019.

The patent costs are being amortized on a straight line basis through April 2010, the remaining term of the license costs. The following table details the expected amortization costs of the patent:

Twelve months ending December 31,	Expected amortization expense
2009	$34,515
2010	11,504
Total	$46,019
8. Share-Based Payments

On May 16, 2007, the Company granted options to purchase 50,000 shares of its common stock at an exercise price of $0.18 per share to a director.  The fair value of the underlying common stock at the date of grant was $0.18 per share.  The options vested immediately and have a five year term.  Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows:  risk-free interest rate of approximately 5%; expected divided yield of zero percent; expected option life of two and one-half years; and expected volatility of approximately 17%.  The aggregate grant date fair value of the award amounted to $1,490.

On March 27, 2008 and May 14, 2008, the Company granted options to purchase an aggregate of 425,000 and 100,000 shares, respectively, of its common stock to three individuals for consulting services rendered to the Company and a director, respectively, each at an exercise price of $0.19 per share and term of ten years. The terms of the consulting arrangements are for five years. The fair value of the underlying common stock at the date of grant was $0.07 per share. The options granted on March 27, 2008, vest as follows: 158,334 immediately, 133,333 on the first anniversary and 133,333 on the second anniversary. The options granted on May 14, 2008 vested upon stockholder approval to amend the Certificate of Incorporation to increase the number of authorized shares of common stock at the annual stockholder meeting on June 24, 2008, and have a term of ten years unless cancelled earlier upon director's removal or resignation from the board. Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of approximately 4%; expected dividend yield of zero percent; expected option life of ten years; and expected volatility of approximately 17%. The aggregate grant date fair value of the award amounted to $36,698.

The Company recorded $28,542 and $1,490 of compensation expense for the year ended December 31, 2008 and 2007, respectively, related to these options.

The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. The weighted-average grant date fair value of options granted during the year ended December 31, 2008 amounted to $0.07 per share. Total unamortized compensation expense related to unvested stock options at December 31, 2008 amounted to $4,480 and is expected to be recognized over a weighted average period of approximately six months.

The following table summarizes information on all common stock purchase options issued by us for the years ended December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding, beginning of the year	50,000	$0.18	-	$-
Granted	525,000	0.19	50,000	0.18

Outstanding, end of the year	575,000	$0.19	50,000	$0.18

Exercisable, end of the year	308,334	$0.19	50,000	$0.18

The number and weighted average exercise prices of all common stock purchase options as of December 31, 2008 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price

$0.18 to $0.19	575,000	8.8	$0.19

All options were issued at an option price equal to the market price on the date of the grant. In addition, none of the options currently outstanding have any intrinsic value.

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

Deferred taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting and the amounts recognized for income tax purposes as well as the tax effects of net operating loss carryforwards. The significant components of net deferred tax assets are as follows:

	December 31,
	2008	2007
Net operating loss carryforwards	$374,844	$137,841

Amortization	80,608	72,108

Stock based compensation	12,013	596

Less: Valuation allowance	(467,465)	(210,545)

Net deferred tax assets	$-	$-

We believe that it is more likely than not that the deferred tax assets will not be realized and have therefore provided a valuation allowance in the accompanying balance sheet equal to the entire amount of the deferred tax assets. The provision for income taxes on continuing operations differs from the amount using the statutory federal income tax rate (34%) as follows:

			For the period April
			10, 2000 (Commencement
			of Predecessor
	For the years ended December 31,		Business) to December 31.
	2008	2007	2008

At Statutory Rates	$(218,383)	$(97,425)	$(608,738)
State income taxes, net of federal benefit	(38,538)	(17,193)	(107,424)
NOL’s utilized by Sentigen	—	—	297,895
Increase in valuation allowance	256,921	114,618	418,267

Provision for income taxes	$—	$—	$—

At December 31, 2008, the Company has federal and state net operating loss carryforwards of approximately $937,000 for each tax jurisdiction, available to offset future federal and state taxable income. These carryforwards will expire on December 31, 2028. In addition, the Company has a deferred tax asset of approximately $93,000 related to a basis difference in its intangible asset, and stock based compensation which is also available to offset future federal and state taxable income. There are no tax-related balances due to or from any entities of which the Company was previously affiliated.

10. Recently Issued Accounting Pronouncements

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of this pronouncement to have a material impact on its financial position or results of operation.

In November 2008, the FASB ratified Emerging Issue Task Force Issue 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 addresses certain issues that arise from a company’s application of the equity method under Opinion 18 due to a change in accounting for business combinations and consolidated subsidiaries resulting from the issuance of Statement 141(R) and Statement 160.  EITF 08-6 addresses issues regarding the initial carrying value of an equity method investment, tests of impairment performed by the investor over an investee’s underlying assets, changes in ownership resulting from the issuances of shares by an investee, and changes in an investment from the equity method to the cost method.  This Issue is effective and will be applied on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of Statement 141(R) and Statement 160.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 07-5 is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

11. Commitments and Contingencies

As of June 25, 2008, the Company has entered into a sublease for office space in West Palm Beach, Florida. The lease has a term of one year, with an option to renew for an additional year. The lease requires twelve monthly payments of approximately $1,390 through June 2009.

12. Related Party Transactions

During the year ended December 31, 2008, the Company’s Chief Executive Officer and Chairman made interest-free demand loans to the Company in the aggregate of $106,914. The loans were pursuant to a Revolving Credit Note dated as of March 10, 2008, which would have matured on March 10, 2009. The total aggregate amount of $106,914 outstanding under the Revolving Credit Note on May 9, 2008, was applied to Mr. Pagano’s participation in the Company’s financing that closed on May 9, 2008 (see note 5).

Please refer to Note 4 regarding additional related party transactions.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A	CONTROLS AND PROCEDURES.

Controls and Procedures

As of December  31, 2008, Mr. Joseph K. Pagano, who as our Chief Executive Officer, Secretary and Treasurer is our principal executive and principal financial officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Rules 13a-15(e) and Rule 15d-15(e)of the Exchange Act  ("Disclosure Controls"). Based upon this evaluation, Mr. Pagano concluded that the Disclosure Controls were effective, as of the date of their evaluation, in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that any information relating to us that is required to be disclosed in the reports that we file or submit under the Exchange Act  is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended December 31, 2008, there were no changes in our "internal control over financial reporting" as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act  (“Internal Control”), that have materially affected or are reasonably likely to materially affect our Internal Control.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control over Financial Reporting — Guidance for Smaller Public Companies.

We are a development stage organization, with our chief executive officer having control over all of the detail accounting transactions and the day-to-day activities. Although this control rests with the chief executive officer, care was taken to select and employ key controls which are sensitive to the segregation of duties issue. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

ITEM 9B	OTHER INFORMATION.

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officer

Set forth below are the names, ages and current positions of our executive officer and directors. We have one employee, in addition to Joseph K. Pagano, who presently serves as our Chief Executive Officer, Secretary and Treasurer for no compensation.

Name	Age	Position
Joseph K. Pagano	64	Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors
Frederick R. Adler	83	Director
Erik R. Lundh	39	Director

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

Compliance With Section 16(a) of the Exchange Act

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe that all required reports by our officers, directors and 10% or greater stockholders were filed on a timely basis except for an untimely filing made by Mr. Samuel Rozzi, a greater than 10% stockholder, relating to his purchases of our common stock and a late Form 4 filed by Mr. Adler with respect to a grant of options to him.

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

We have not adopted any procedures by which our stockholders may recommend nominees to our Board of Directors.

ITEM 11	EXECUTIVE COMPENSATION.

Executive Officer Compensation.

Mr. Pagano, our only executive officer, is not compensated for the services he provides other than with respect to reimbursement of out of pocket expenses actually incurred. In the future, if and when our operations so dictate, we may approve payment of salaries for our executive officer and directors, but currently, no such plans have been approved.  Other than our health insurance plan, in which Mr. Pagano participates, we do not have any benefits, such as life insurance or any other benefits.  We have no equity compensation plans and we have not granted any options or other stock-based awards to our executive officer.  In addition, our executive officer is not a party to any employment agreements.

Director Compensation.

The following table sets forth a summary of the compensation we paid to our directors during fiscal year 2008.

	Option awards (1)	Total
Name	($)	($)
Joseph K. Pagano	—	—
Frederick R. Adler (2)	$6,990	$6,990
Erik R. Lundh	—	—

(1)
The amounts in this column represent the dollar amount recognized in accordance with SFAS 123R for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted in 2008. Assumptions used in the calculation of these amounts for the 2008 fiscal year are included in Note 8 to our audited financial statements for the 2008 fiscal year included elsewhere herein.

(2)
On May 14, 2008 we granted 100,000 ten-year options  at $0.19 granted to Frederick R. Adler.  The options vested on June 24, 2008 and were granted at an exercise price equal to the closing price of our common stock on the grant date.

Typically, our directors are not compensated for the services they provide other than with respect to reimbursement of out of pocket expenses actually incurred. In the future, if and when our operations so dictate, we may approve payment of retainers for our directors, but currently, no such plans have been approved. Other than the option grants to Mr. Adler and discussed above, there have been no equity grants to directors to date.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information with respect to the beneficial ownership of our common stock as of March 15, 2009 by (1) each of our stockholders who is known to us to be a beneficial owner of more than 5% of our outstanding common stock, (2) each of our current directors and director nominees, (3) our executive officer, and (4) our executive officer and all of our directors as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power over the shares listed.

The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our common stock subject to options, warrants or other convertible securities that are exercisable or convertible within 60 days as of March 15, 2009 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder's percentage ownership. The same securities may be beneficially owned by more than one person. Shares of common stock subject to options, warrants, restricted stock units, restricted stock awards or convertible securities that are not exercisable or do not vest within 60 days from March 15, 2009 are not included in the table below as shares “beneficially owned”.

Percentage ownership of our common stock is based on the 12,747,644 shares of common stock outstanding as of March 15, 2009.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock

Joseph K. Pagano	1,315,265	(1)	10.3%
1217 South Flagler Drive, 3rd Floor West Palm Beach, Florida 33401

Frederick R. Adler	1,611,941	(2)	12.5%
1520 S. Ocean Boulevard Palm Beach, Florida 33480

Erik R. Lundh	55,000	(3)	*
c/o Heidrick & Struggles One California Street, Ste. 2400 San Francisco, CA 94111

Samuel A. Rozzi	1,628,777	(4)	12.8%
c/o Corporate National Realty Inc. 135 Crossways Park Drive, Suite 104 Woodbury, New York 11797

The Joseph A. Pagano, Jr. 2007 Trust	1,128,157		8.8%
1217 South Flagler Drive, 3rd Floor West Palm Beach, Florida 33401

Longview Partners, L.P.	1,260,458	(5)	9.9%
c/o Adler & Co. 400 Madison Ave. Suite 7C New York, NY 10017

Susan Chapman	1,287,525	(6)	10.1%
c/o Adler & Co. 400 Madison Ave., Suite 7C New York, NY 10017

Executive officer and all directors as a group (3 persons)	2,982,206	(1)(2)	23.1%

*	Represents less than 1%.

(1)
Includes 25,000 shares of Common Stock held of record by the Joseph Pagano, Jr. Trust. Mr. Pagano disclaims beneficial ownership of all shares other than those held in his name except to the extent of his pecuniary interest therein. Does not include the shares of Common Stock held of record by The Joseph A. Pagano Jr. 2007 Trust, a trust for which Mr. Pagano has no investment control or right to revoke.

(2)	Includes 100,000 shares issuable upon the exercise of stock options to purchase share of our Common Stock that are exercisable within 60 days of March 15, 2009

(3)
Includes 2,500 shares held of record by each of Mr. Lundh’s son and daughter. Mr. Lundh disclaims beneficial ownership of these shares. Includes 50,000 shares issuable upon the exercise of stock options to purchase share of our Common Stock that are exercisable within 60 days of March 15, 2009.

(4)
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

(5)	Susan Chapman is the general partner of Longview Partners, L.P., which is the registered holder of these shares. Mrs. Chapman is an adult daughter of Frederick R. Adler.

(6)
Includes the shares held of record by Longview Partners, L.P. (of which Mrs. Chapman is the general partner), 300 shares held in trusts for the benefit of Mrs. Chapman’s children and 26,767 shares held of record by Mrs. Chapman’s spouse.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On June 21, 2007, we issued a demand promissory note in favor of each of Mr. Frederick R. Adler, Mr. Joseph K. Pagano, D.H. Blair Investment Banking Corp. and Mr. Samuel A. Rozzi (together, the “Lenders”), evidencing loans extended to us in the principal amount of $50,000, $50,000, $50,000 and $30,000, respectively, by the Lenders, for an aggregate amount of $180,000. The promissory notes accrue interest at Citibank N.A.’s reported prime rate plus 3%, which is due and payable at the time the principal amount of each respective promissory note becomes due. The promissory notes had a maturity date of June 22, 2009, except that each Lender may demand the payment of all of the outstanding principal and interest of his or its respective promissory note at any time prior to the maturity date. At the time of the loan transaction, each of the Lenders was the beneficial owner of 5% or more of the outstanding shares of our Common Stock. In addition, Mr. Pagano is our Chief Executive Officer and the Chairman of our Board of Directors, and Mr. Adler is a member of our Board of Directors.  On May 9, 2008, in connection with the financing discussed below, (i) $24,675 of the outstanding amount of Mr. Pagano’s promissory note was applied to the subscriptions made by Mr. Pagano and a trust for the benefit of his son; and (ii) $54,425, the entire outstanding amount of D.H. Blair Investment Banking Corp.’s promissory note, including principal and accrued interest, was applied to the subscriptions made by three affiliates of D.H. Blair Investment Banking Corp. On May 16, 2008, Mr. Pagano made a demand for repayment of the remaining outstanding principal and interest of his promissory note.  On June 20, 2008, in connection with the second tranche of the financing discussed above (i) $30,000 of the outstanding principal amount of Mr. Rozzi’s promissory note was applied to the subscription made by Mr. Rozzi and he received a payment for $2,961 in accrued interest on July 10, 2008 and (ii) $53,740 of the outstanding amount of principal and accrued interest of Mr. Adler’s promissory note was applied to the subscription made by Mr. Adler and he received a payment for the remaining $1,195 in accrued interest.  All of the promissory notes have been cancelled and there are no amounts outstanding.

As of March 10, 2008, we entered into a Revolving Credit Note with Mr. Joseph K. Pagano, our Chief Executive Officer and the Chairman of our Board of Directors, which provides for interest-free loans to the Company. Under the Revolving Credit Note, during March and April of 2008, Mr. Pagano made loans to the Company in the aggregate amount of $106,914, which were used to finance our operating activities. The Revolving Credit Note matures on March 10, 2009 and Mr. Pagano may demand the payment of all of the outstanding principal amount of all borrowings under the Revolving Credit Note at any time prior to the maturity date. Upon the occurrence of certain specified events, the entire outstanding balance of the borrowings under the Revolving Credit Note automatically becomes immediately due and payable. The total aggregate amount of $106,914 was applied to Mr. Pagano’s subscription in the Company’s financing that is discussed below. As of the date hereof, there are no borrowings outstanding under the Revolving Credit Note.

On May 9, 2008, we closed on a $750,000 financing, consisting of cash in the amount of $563,986 and the conversion of $186,013 of indebtedness. Participants in the financing entered into Subscription Agreements for an aggregate of 3,947,368 shares of common stock, based on the closing price of $0.19 per share of our common stock on the closing date. Issuance of the shares is subject to stockholder approval of the amendment to our Certificate of Incorporation to increase the number of shares of our authorized Common Stock, which was approved by the stockholders at our 2008 Annual Meeting which took place on June 24, 2008.

Ten of our largest stockholders (each holding 50,000 or more shares of our common stock) subscribed in the May 2008 financing, of which the following are holders of 5% or more of our common stock: Joseph K. Pagano, Frederick R. Adler, Longview Partners L.P., The Joseph A. Pagano Jr. 2007 Trust and Samuel A. Rozzi, who subscribed for $122,325, $109,350, $112,125, $100,350 and $95,775, respectively. Also, Mr. Pagano serves as our Chairman and Chief Executive Officer, and Mr. Adler is a member of our Board of Directors. The general partner of Longview Partners L.P. is Susan Chapman, an adult daughter of Mr. Adler.

Certain of the investors utilized the amounts outstanding under the June 2007 loans described above toward the payment for their subscription. All other amounts due to the Lenders may be repaid from the proceeds of the May 2008 financing to the extent that the loans are not applied our anticipated additional capital raise.

On June 20, 2008, we  closed on the second tranche of our  previously announced capital raising financing of up to $950,000. The second tranche was for up to $200,000 of which $145,980 was subscribed for, consisting of cash in the amount of $62,168 and the conversion of $83,740 of indebtedness. Participants in this second tranche of the financing entered into subscription agreements to purchase an aggregate of 767,936 shares of common stock, based on the closing price of $0.19 per share of the Company’s common stock on the closing date. The second tranche of financing closed on terms that are substantially similar in all material respects to the terms of the May 9, 2008 financing.

Six of our largest stockholders (each holding 50,000 or more shares of the Company's common stock) purchased shares in the second tranche of the financing, of which Messrs. Adler and Rozzi are holders of 5% or more of our common stock. Mr. Adler is also a director of the Company.

On July 9, 2008, we raised $54,020 of additional funds from the unsubscribed portion of the second tranche of the financing from two investors who participated in the June 20, 2008 closing and desired to exercise their over-allotment option.  We issued an aggregate of 337,424 shares of our common stock in connection with the over-allotment exercise, based on the closing price of $0.18 per share of our common stock on July 9, 2008 to Messrs. Rozzi and Serure.

Director Independence

Our common stock trades on the OTCBB, which currently does not have director independence requirements. Messrs. Adler and Lundh have been deemed by our Board of Directors to be “independent” directors, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ. In determining independence, the Board of Directors has affirmatively determined, among other items, whether the directors have any relationship that would interfere with the exercise of independent do not expect to have an audit, nominating or compensation committee because we believe that our Board of Directors is capable of performing the respective functions of the foregoing committees as a result of our size.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2007	December 31, 2008
(i) Audit Fees	$35,000		$35,000
(ii) Audit Related Fees	$0	$
(iii) Tax Fees	$0	$
(iv) All Other Fees	$0	$
Total Fees	$35,000		$35,000

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and services that are normally provided by Raich Ende Malter & Co. LLP in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We currently do not have a designated audit committee, and accordingly, our Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. The independent auditors are required to periodically report to our board of directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During 2008, all of the audit fees were pre-approved by our Board of Directors.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Description
3.1	Certificate of Incorporation of SentiSearch, Inc.(1)

3.1.1	Certificate of Amendment to Certificate of Incorporation of SentiSearch, Inc. dated June 24, 2008, incorporated by reference to Exhibit 3.1 to SentiSearch’s Form 8-K filed on June 26, 2008.

3.2	Bylaws of SentiSearch, Inc.(1)

4.1	Specimen Common Stock Certificate of SentiSearch, Inc.(2)

10.1	Exclusive License Agreement dated April 10, 2000 between Sentigen Biosciences, Inc. (formerly known as Sentigen Corp.), and The Trustees of Columbia University in the City of New York.(1)

10.2
Consent to the Assignment to SentiSearch, Inc. of the Exclusive License Agreement dated April 10, 2000 between Sentigen Biosciences, Inc. (formerly known as Sentigen Corp.), and The Trustees of Columbia University in the City of New York: (1) Letter dated September 25, 2006 by Sentigen Biosciences, Inc. requesting consent to assignment of the Exclusive License Agreement, and (2) Letter dated October 17, 2006 by Columbia University granting consent to the assignment of the Exclusive License Agreement.(1)

10.3	Separation and Distribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.(1)

10.4	Contribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.(1)

10.5	Patent Assignment, dated October 10, 2006, by Sentigen Holding Corp. to SentiSearch, Inc.(1)

10.6	Form of Indemnification Agreement.(1)

10.7	Option Agreement dated May 16, 2007 by and between Erik R. Lundh and SentiSearch, Inc., incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on May 18, 2007.

10.8	Form of Demand Promissory Note, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on June 22, 2007.

10.9	Revolving Credit Note, dated as of March 10, 2008, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 10-Q filed on May 15, 2008.

10.10	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on May 15, 2008.

10.11	Revolving Credit Note dated as of March 10, 2008, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on May 15, 2008.

10.12	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on June 26, 2008

31	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the applicable exhibit filed with SentiSearch’s Registration Statement on Form 10-SB filed with the SEC on November 15, 2006. File No. 000-52320.

(2)	Incorporated by reference to the applicable exhibit filed with SentiSearch’s Registration Statement on Amendment No. 1 to Form 10-SB filed with the SEC on November 29, 2006. File No. 000-52320.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTISEARCH, INC.

Date: March 30, 2009	By:	/s/ Joseph K. Pagano
/Joseph K. Pagano, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Joseph K. Pagano
Joseph K. Pagano	Chief Executive Officer, Secretary and Treasurer Chairman of the Board, Principal Executive Officer and Principal Financial and Accounting Officer	March 30, 2009

/s/ Frederick R. Adler
Frederick R. Adler	Director	March 30, 2009

/s/ Erik R. Lundh
Erik R. Lundh	Director	March 30, 2009

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of SentiSearch, Inc.(1)

3.1.1	Certificate of Amendment to Certificate of Incorporation of SentiSearch, Inc. dated June 24, 2008, incorporated by reference to Exhibit 3.1 to SentiSearch’s Form 8-K filed on June 26, 2008.

3.2	Bylaws of SentiSearch, Inc.(1)

4.1	Specimen Common Stock Certificate of SentiSearch, Inc.(2)

10.1	Exclusive License Agreement dated April 10, 2000 between Sentigen Biosciences, Inc. (formerly known as Sentigen Corp.), and The Trustees of Columbia University in the City of New York.(1)

10.2
Consent to the Assignment to SentiSearch, Inc. of the Exclusive License Agreement dated April 10, 2000 between Sentigen Biosciences, Inc. (formerly known as Sentigen Corp.), and The Trustees of Columbia University in the City of New York: (1) Letter dated September 25, 2006 by Sentigen Biosciences, Inc. requesting consent to assignment of the Exclusive License Agreement, and (2) Letter dated October 17, 2006 by Columbia University granting consent to the assignment of the Exclusive License Agreement.(1)

10.3	Separation and Distribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.(1)

10.4	Contribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.(1)

10.5	Patent Assignment, dated October 10, 2006, by Sentigen Holding Corp. to SentiSearch, Inc.(1)

10.6	Form of Indemnification Agreement.(1)

10.7	Option Agreement dated May 16, 2007 by and between Erik R. Lundh and SentiSearch, Inc., incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on May 18, 2007.

10.8	Form of Demand Promissory Note, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on June 22, 2007.

10.9	Revolving Credit Note, dated as of March 10, 2008, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 10-Q filed on May 15, 2008.

10.10	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on May 15, 2008.

10.11	Revolving Credit Note dated as of March 10, 2008, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on May 15, 2008.

10.12	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on June 26, 2008

31	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the applicable exhibit filed with SentiSearch’s Registration Statement on Form 10-SB filed with the SEC on November 15, 2006. File No. 000-52320.

(2)	Incorporated by reference to the applicable exhibit filed with SentiSearch’s Registration Statement on Amendment No. 1 to Form 10-SB filed with the SEC on November 29, 2006. File No. 000-52320.