Form 10-Q
period 2009-03-31
SentiSearch, Inc.
filed 2009-05-15
CIK 1380024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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
Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)   Yes   ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company )	Smaller Reporting Company ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          Yes ☐ No ☒

As of  May 14, 2009 , the Company had outstanding 12,747,644 shares of Common Stock.

TABLE OF CONTENTS
 SENTISEARCH, INC.
 FORM 10-Q

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements.

SENTISEARCH, INC.
 (A Development Stage Company)
 Balance Sheets

ASSETS
	March 31,	December 31,
	2009	2008
	(Unaudited)
Current Assets
Cash and cash equivalents	$124,872	$198,187
Security deposit	4,170	4,170
Prepaid expense	2,688	-
Total Current Assets	131,730	202,357

Other Assets
License and patent costs	523,927	515,722
Less: accumulated amortization	(445,977)	(426,067)
Total Other Assets	77,950	89,655

Total Assets	$209,680	$292,012

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$160,220	$125,352
Total Current Liabilities	160,220	125,352

Stockholders' Equity
Common stock — $0.0001 par value, 20,000,000 shares authorized, 12,747,644 and 12,747,644 shares outstanding	1,275	1,275
Additional paid in capital	1,959,286	1,955,791
Deficit accumulated during development stage	(1,911,101)	(1,790,406)

Total Stockholders' Equity	49,460	166,660

Total Liabilities and Stockholders' Equity	$209,680	$292,012

See notes to financial statements.

SENTISEARCH, INC.
 (A Development Stage Company)
 Statements of Operations (Unaudited)

			For the period
			April 10, 2000
			(Commencement
	For the three months		of Business)
	Ended March 31,		to March
	2009	2008	31, 2009

Revenues	$-	$-	$-
Direct costs	-	-	-
Income after direct costs	-	-	-

Operating expenses:
General and administrative	101,175	148,920	1,451,004
Amortization of license and patent costs	19,910	11,174	445,977
	121,085	160,094	1,896,981
Other (income) expense:
Interest (income)	(390)	-	(2,802)
Interest and financing expense	-	4,136	16,922
	(390)	4,136	14,120

Net loss before provision for income taxes	(120,695)	(164,230)	(1,911,101)

Income taxes	-	-	-

Net loss	$(120,695)	$(164,230)	$(1,911,101)

Basic and diluted loss per share	$(0.01)	$(0.02)

Weighted average shares outstanding — basic and dilutive	12,747,644	7,694,542

See notes to financial statements.

SENTISEARCH, INC.
 (A Development Stage Company)
 Statements of Changes in Stockholders’ Equity (Deficiency)

	Common Stock		Subscription	Additional	Accumulated
	Shares	Amount	Receivable	Paid-in Capital	Deficit	Total
Balance - April 10, 2000 (Commencement of Predecessor Business)	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(47,763)	(47,763)
Balance - December 31, 2000	-	-	-	-	(47,763)	(47,763)
Net loss	-	-	-	-	63,169)	(63,169)
Balance - December 31, 2001	-	-	-	-	(110,932)	(110,932)
Net loss	-	-	-	-	(65,936)	(65,936)
Balance - December 31, 2002	-	-	-	-	(176,868)	(176,868)
Net loss	-	-	-	-	(77,083)	(77,083)
Balance - December 31, 2003	-	-	-	-	(253,951)	(253,951)
Net loss	-	-	-	-	(109,169)	(109,169)
Balance - December 31, 2004	-	-	-	-	(363,120)	(363,120)
Net loss	-	-	-	-	(60,870)	(60,870)
Balance - December 31, 2005	-	-	-	-	(423,990)	(423,990)
Net loss	-	-	-	-	(320,747)	(320,747)
Balance - October 2, 2006	-	-	-	-	(744,737)	(744,737)
Issuance of common stock - October 3, 2006	7,694,542	769	(769)	-	-	-
Additional contribution of capital - October 10, 2006	-	-	769	249,231	-	250,000
Contribution to capital of License costs and assumption of liability - October 10, 2006	-	-	-	749,334	-	749,334
Net loss	-	-	-	-	(116,822)	(116,822)
Balance - December 31, 2006	7,694,542	769	-	998,565	(861,559)	137,775
Stock-based compensation expense	-	-	-	1,490	-	1,490
Net loss	-	-	-	-	(286,544)	(286,544)
Balance - December 31, 2007	7,694,542	769	-	1,000,055	(1,148,103)	(147,279)
Issuance of common stock - June 24, 2008	5,053,102	506	-	927,194	-	927,700
Stock-based compensation expense	-	-	-	28,542	-	28,542
Net loss	-	-	-	-	(642,303)	(642,303)
Balance - December 31, 2008	12,747,644	1,275	-	1,955,791	(1,790,406)	166,660
Stock-based compensation expense (unaudited)	-	-	-	3,495	-	3,495
Net loss (unaudited)	-	-	-	-	(120,695)	(120,695)
Balance - March 31, 2009 (unaudited)	12,747,644	$1,275	$-	$1,959,286	$(1,911,101)	$49,460

See notes to financial statements.

SENTISEARCH, INC.
 (A Development Stage Company)
 Statements of Cash Flows (Unaudited)

			For the period
			April 10, 2000
			(Commencement
	For the		of Business)
	three months ended		Through
	March 31,		March 31,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(120,695)	$(164,230)	$(1,911,101)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	3,495	11,068	33,527
Amortization	19,910	11,174	445,977
Increase in security deposits	-	(1,390)	(4,170)
Increase in prepaid expense	(2,688)	-	(2,688)
Increase in accounts payable and accrued expenses	34,868	77,512	477,094
Due to related party	-	28,970

Net cash used in operating activities	(65,110)	(36,896)	(961,361)

Cash flows from investing activities
Investment in patents	(8,205)	-	(83,302)

Net cash used in investing activities	(8,205)	-	(83,302)

Cash flows from financing activities
(Repayment)proceeds of notes payable - related parties	-	-	154,675
Proceeds from due to related party	-	-	106,914
Proceeds from issuance of common stock, net of offering costs	-	-	907,946

Net cash provided by financing activities	-	-	1,169,535

(Decrease) increase in cash and cash equivalents	(73,315)	(36,896)	124,872
Cash and cash equivalents — beginning of period	198,187	42,500	-

Cash and cash equivalents — end of period	$124,872	$5,604	$124,872

Non-cash from financing activities:
Assumption of liability by Sentigen Holding Corp.	$-	$-	$308,709

Stock of Sentigen Holding Corp. issued for license costs	$-	$-	$440,625

Conversion of notes payable ($154,675) and accrued interest ($8,165) to common stock	$-	$-	$162,840

Conversion of due to related party for common stock	$-	$-	$106,914

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

2. Basis of Presentation

The financial statements for the period April 10, 2000 (Commencement of Business) to March 31, 2009 differ from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the periods from April 10, 2000 through March 31, 2009. Our business was operated within Sentigen as part of its broader corporate organization rather than as a stand-alone company. Our historical financial statements do not reflect the expense of certain corporate functions that we would have needed to perform if we were not a wholly-owned subsidiary.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses during the development stage of $1,911,101. The Company may need substantial amounts of additional financing to commercialize the research programs undertaken, for which financing may not be available on favorable terms, or at all. The Company’s ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from the sale of stock and, ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

3.  Summary of Significant Accounting Policies

a.
Interim Period - The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009, the results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2009. The results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2008 as included in the Company’s report on Form 10-K for the year ended December 31, 2008. There have been no changes in significant accounting policies since December 31, 2008.

b.	Cash and Cash Equivalents – Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.

c.
Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.  The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of March 31, 2009, the Company had no cash balances in excess of federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose minimal credit risk.  In October 2008, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009.

d.
License and Patent Costs – The costs of intangible assets that are purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) are accounted for in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  The amortization of those intangible assets used in research and development activities is a research and development cost.  However, the costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and, therefore, no separate economic values, are research and development costs at the time the costs are incurred.  We determined that our exclusive licensing agreement with The Trustees of Columbia University is expected to provide alternative future uses and, accordingly, the costs associated with this agreement have been capitalized and are being amortized on a straight-line basis through April 2010 (see Note 4).

e.
Impairment – Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset or fair market value.  An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value.  An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset.  We believe that none of our intangible and long-lived assets are impaired as of March 31, 2009 (see Note 4).

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

g.
Income Taxes – Certain income and expense items are accounted for differently for financial reporting and income tax purposes.  Deferred tax assets and liabilities are determined based on the difference between the financial statement and income tax basis of assets and liabilities and the tax effect of net operating loss and tax credit carry-forwards applying the enacted statutory tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established if it is determined to be more likely than not that deferred tax assets will not be recovered.  The Company recognizes interest and penalties, if any, related to uncertain tax positions as income tax expense.

h.
Loss Per Share – The accompanying financial statements include loss per share calculated as required by FASB Statement No. 128 “Earnings Per Share” on a “pro-forma” basis as if we were a separate entity from the period April 10, 2000 (commencement of business) until October 3, 2006 (our date of incorporation).  Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.  Diluted loss per share includes the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive.  FASB Statement No. 128 prohibits adjusting the denominator of diluted Earnings Per Share for additional potential common shares when a net loss from continuing operations is reported.  The assumed exercise of common stock equivalents was not utilized for the three months ended March 31, 2009 since the effect would be anti-dilutive.  As of March 31, 2009, 575,000 options were outstanding of which 441,667 were exercisable.

i.
Fair Value of Financial Instruments – The carrying value of cash and cash equivalents and accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments.

j.
Stock-Based Compensation – Stock-based compensation expense represents share-based payment awards granted subsequent to December 31, 2005, based upon the grant date fair value estimated in accordance with the provisions of SFAS 123R.  The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.  Stock-based compensation expense is recognized based upon awards ultimately expected to vest, reduced for estimated forfeitures.  SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The value of this license agreement is recorded as license costs, net of accumulated amortization on the accompanying balance sheet.  The original value of the license costs reflects the closing share price of Sentigen’s  common stock on April 10, 2000.  The value of the license costs, net of amortization as of March 31, 2009 was $35,455.

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

The license costs are being amortized on a straight line basis through April 2010.  The following table details the expected amortization costs of the license over the next two years:

Twelve months ending March 31,	Expected amortization expense
2010	$32,727
2011	2,728
Total	$35,455

5.  Patent Costs

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

The original value of the patent costs, mainly consisting of legal fees in the amount of $83,302, is recorded as patent costs, net of accumulated amortization on the accompanying balance sheet.  The value of the patent costs, net of amortization as of March 31, 2009 was $42,495.

The patent costs are being amortized on a straight line basis through April 2010, the remaining term of the license costs.  The following table details the expected amortization costs of the patent:

Twelve months ending March 31,	Expected amortization expense
2010	$39,226
2011	3,269
Total	$42,495

6.  Share-Based Payments

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

On March 27, 2008 and May 14, 2008, the Company granted options to purchase an aggregate of 425,000 and 100,000 shares of its common stock to four individuals for consulting services rendered to the Company and a director, respectively, each at an exercise price of $.19 per share and term of ten years. The terms of the consulting arrangements are for five years.  The fair value of the underlying common stock at the date of grant was $.07 per share. The options granted on March 27, 2008 vested as follows: 158,334 immediately, 133,333 on the first anniversary and 133,333 on the second anniversary. The options granted on May 14, 2008 vested upon stockholder approval to amend the certificate of incorporation to increase the number of authorized shares which occurred at the annual meeting of stockholders held on June 24, 2008, and have a term of ten years unless cancelled earlier upon director’s removal or resignation from the board. Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of approximately 4%; expected dividend yield of zero percent; expected option life of ten years; and expected volatility of approximately 17%. The aggregate grant date fair value of the award amounted to $36,698.  The Company recorded $3,495 of consulting expense during the three months ended March 31, 2009 with respect to these awards.

Total compensation expense recognized for the three months ended March 31, 2009 amounted to $3,495.  The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. Total unamortized compensation expense related to unvested stock options at March 31, 2009 amounted to $4,660 and is expected to be recognized over a weighted average period of approximately one year.

The following table summarizes information on all common stock purchase options issued by us for the three months ended March 31, 2009:

	March 31, 2009
	Number	Weighted Average Exercise Price

Outstanding, December 31, 2008	575,000	$0.19
Granted	-	-

Outstanding, March 31, 2009	575,000	$0.19

Exercisable, March 31, 2009	441,667	$0.19

The number and weighted average exercise prices of all common stock purchase options as of March 31, 2009 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price

$0.18 to $0.19	575,000	8.5	$0.19

All options were issued at an option price equal to the market price on the date of the grant.  In addition, none of the options currently outstanding have any intrinsic value.

The Company issues new shares of common stock upon exercise of stock options.

7.  Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, “Business Combination” (“SFAS 141R”), which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring goodwill acquired in a business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of SFAS 141R did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”) which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS 160 did not have a material impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions.  SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years.  The adoption of SFAS 161 did not have a material impact on our financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of this pronouncement did not have a material impact on our financial position or results of operations.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 did not have a material impact on our financial position or results of operations.

In June 2008, the FASB issued EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument, or embedded feature, is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies on the impact of foreign currency denominated strike prices and market-based employee stock option valuations. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 07-5 did not have a material impact on our financial position or results of operations.

In November 2008, the FASB ratified Emerging Issue Task Force Issue 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 addresses certain issues that arise from a company’s application of the equity method under Opinion 18 due to a change in accounting for business combinations and consolidated subsidiaries resulting from the issuance of Statement 141(R) and Statement 160.  EITF 08-6 addresses issues regarding the initial carrying value of an equity method investment, tests of impairment performed by the investor over an investee’s underlying assets, changes in ownership resulting from the issuances of shares by an investee, and changes in an investment from the equity method to the cost method.  This Issue is effective and will be applied on a prospective basis in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, consistent with the effective dates of Statement 141(R) and Statement 160. The adoption of EITF 08-6 did not have a material impact on our financial position or results of operations.

8. Recently Issued Accounting Pronouncements

                Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

9. Commitments and Contingencies

              As of June 25, 2008, the Company entered into a sublease for office space in West Palm Beach, Florida.  The lease has a term of one year, with an option to renew for an additional year.  The lease requires twelve monthly payments of approximately $1,390 through June 2009.

10. Related Party Transactions

For the three months ended March 31, 2009, the Company has no related party transactions to be reported.

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

We believe it is important to communicate our expectations. However, forward-looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in or implied by  forward-looking statements as a result of certain factors, including those set forth under our Annual Report on Form 10-K for the year ended December 31, 2008. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

Introduction

SentiSearch, Inc. (“SentiSearch” or “we” or “us” or “our” or the “Company”) is a Delaware corporation that was incorporated on October 3, 2006. We were previously a wholly-owned subsidiary of Sentigen and were incorporated solely for the purposes of holding the olfaction intellectual property assets of Sentigen and its then subsidiary, Sentigen Biosciences. Prior to the merger between Sentigen and Invitrogen Corporation (“Invitrogen”) that was consummated on December 1, 2006, Sentigen separated its olfaction intellectual property assets from the businesses to be acquired by Invitrogen. This separation was accomplished through the contribution of Sentigen’s olfaction intellectual property assets to us on October 10, 2006 and the subsequent spin-off in which Sentigen distributed 100% of its ownership interest in us to its then stockholders on December 1, 2006. As a result of this spin-off, we became a public, stand-alone company.

The olfaction intellectual property assets that we hold primarily consist of an exclusive worldwide license issued by Columbia, as described in more detail below (the “Columbia License”), and certain patent applications titled “Nucleic Acids and Proteins of Insect or 83b odorant receptor genes and uses thereof.” The olfaction intellectual property assets are also referred to herein as “our olfaction intellectual property.”  We are currently a development stage company and have a limited operating history. Other than with regard to the development and protection of our intellectual property, our planned principal operations have not commenced. We have not generated any revenues from operations and have no assurance of any future revenues. All losses accumulated since the commencement of our business have been considered as part of our development stage activities.

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

While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. There were no revenues from operations for the three months ended March 31, 2009. As of March 31, 2009, we held three patents directly with another patent being issued under our License Agreement. We cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

Critical Accounting Policies and Use of Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our critical accounting policies include impairment of intangibles.

Our intangible assets consist of license and patent costs of $523,927 as of March 31, 2009, as compared with $482,507 as of March 31, 2008 and are the result of the Columbia License and certain patents. The value of the Columbia License reflects the closing share price of Sentigen’s common stock on April 10, 2000 (the closing date of the Columbia License) multiplied by the 75,000 shares of Sentigen common stock issued to Columbia less accumulated amortization. The value of the license is subject to an amortization period of 10 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment was conducted by an outside firm that concluded the fair market value of the olfaction technology was between $120,000 and $190,000 as of August 2006. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss of $122,996 was recognized as amortization expense in August 2006 by Sentigen. We believe no further impairment loss is necessary as of March 31, 2009.

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

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. Funding for the three months ended March 31, 2009 was  provided by the proceeds we received from the $750,000 financing we closed on May 9, 2008 and the $145,980 financing we closed on June 20, 2008 with certain of our largest stockholders, including our Chief Executive Officer and Chairman and another member of our board of directors. On July 9, 2008, two investors who participated in the May 9, 2008 and June 20, 2008 financings exercised their overallotment options for an aggregate amount of $54,020. In addition, certain of our indebtedness were cancelled in connection with the financings. See “-Liquidity and Capital Resources” below for a discussion of our financings and loans. We may, however, need substantial amounts of additional financing to commercialize the research programs undertaken by us, which financing may not be available on favorable terms, or at all.

Our ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about our ability to continue as a going concern should we be unable to realize revenues from our olfaction technology or raise sufficient additional funds in the future.  If we are unable to obtain financing by mid 2009, we may need to cease our operations.  Additionally, if we raise additional funds by issuing equity securities, our then-existing stockholders will likely experience dilution, depending upon the terms and conditions of such financing.

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

Operating and Other Expenses

For the three months ended March 31, 2009, general and administrative expenses were $101,175 compared to general and administrative expenses of $148,920 for the three months ended March 31, 2008. The decrease in general and administrative costs is primarily due to an decrease in professional fees of approximately $6,000, a decrease in compensation expense of approximately $8,000, and a decrease of approximately $33,000  in travel expenses related to our office relocation.

Amortization expense includes the amortization of our license and patent costs.  For the three months ended March 31, 2009 and 2008, amortization expense was $19,910 and $11,174, respectively. For the period April 10, 2000 (Commencement of Predecessor Business) to March 31, 2009, amortization expense was $445,977.  The original value of the Columbia License of $440,625 reflects the closing share price of Sentigen’s common stock on April 10, 2000. The value of the patent costs of $83,302 mainly consists of legal and application fees. The value of the license and patent, net of amortization at March 31, 2009 and 2008, was $77,950, and $101,089, respectively.   The unamortized costs are being amortized on a straight line basis through April 2010.

Interest expense reflects the cost of our promissory notes issued on June 21, 2007, which were cancelled during the second quarter of 2008. For the three months ended March 31, 2009 and  2008  accrued interest on the promissory notes amounted to $-0-, and $14,538, respectively.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of March 31, 2009, we had $124,872 in cash and cash equivalents, compared to $198,187 at December 31, 2008. As of March 31, 2009 we had a working capital deficiency of $28,490, compared to working capital of $77,005 at December 31, 2008, a decrease of $105,495, mainly attributable to the first quarter operating expenses. Net cash used in operating activities for the three months ended March 31, 2009 was $65,110, compared to $36,896 for the three months ended March 31, 2008, an increase of $28,214 mainly attributable to the increase in operating expenses.

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

Our ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about our ability to continue as a going concern should we be unable to realize revenues from our olfaction technology or raise sufficient additional funds in the future.  If we are unable to obtain financing by mid 2009, we may need to cease our operations.  Additionally, if we raise additional funds by issuing equity securities, our then-existing stockholders will likely experience dilution, depending upon the terms and conditions of such financing.

Off-Balance-Sheet Arrangements

As of March 31, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Inflation

At March 31, 2009, we had $0 floating rate debt outstanding. There was no significant impact on our operations as a result of inflation during the three-month period ended March 31, 2009.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financials statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2009, Mr. Joseph K. Pagano, who is our Chief Executive Officer, Secretary and Treasurer (and principal financial officer) valuated the effectiveness of our “disclosure controls and procedures” as defined in Rules 13a-15(e) and Rule 15d-15(e)of the Securities Exchange Act of 1934 (“Disclosure Controls”). Based upon this evaluation, Mr. Pagano concluded that the Disclosure Controls were effective, as of the date of their evaluation, in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that any information relating to us that is required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended  March 31, 2009, there were no changes in our  "internal  control over financial  reporting" as defined in Rules  13a-15(f) and 15d-15(f) of the Securities  Exchange Act of 1934 (“Internal Control”),  that have  materially affected or are reasonably likely to materially affect our Internal Control.

PART II- OTHER INFORMATION

Item 6. Exhibits.

Exhibit	Description

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities and Exchange Act of 1934.

32	Certification of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2009	SENTISEARCH, INC.

/s/ Joseph K. Pagano
Joseph K. Pagano, Chief Executive Officer and Treasurer (principal executive and financial officer)

EXHIBIT INDEX

Exhibit	Description

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities and Exchange Act of 1934.

32	Certification of pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.