Form 10-Q
period 2009-06-30
SentiSearch, Inc.
filed 2009-08-14
CIK 1380024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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
          Yes ☐ No ☒

As of  August  14, 2009 , the Company had outstanding 12,747,644 shares of Common Stock.

TABLE OF CONTENTS
 SENTISEARCH, INC.
 FORM 10-Q

Page
PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements	3
ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	18
ITEM 4 Controls and Procedures	18
PART II OTHER INFORMATION
ITEM 6 Exhibits	20
SIGNATURES	21

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements.

SENTISEARCH, INC.
 (A Development Stage Company)
 Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$50,115	$198,187
Security deposit	4,170	4,170
Prepaid expense	6,987	-
Total Current Assets	61,272	202,357

Other Assets
License and patent costs	541,819	515,722
Less: accumulated amortization	(467,152)	(426,067)
Total Other Assets	74,667	89,655

Total Assets	$135,939	$292,012

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$199,480	$125,352
Total Current Liabilities	199,480	125,352

Stockholders' Equity (Deficiency)
Common stock — $0.0001 par value, 20,000,000 shares authorized, 12,747,644 and 12,747,644 shares outstanding	1,275	1,275
Additional paid-in capital	1,960,451	1,955,791
Deficit accumulated during development stage	(2,025,267)	(1,790,406)

Total Stockholders' Equity (Deficiency)	(63,541)	166,660

Total Liabilities and Stockholders' Equity (Deficiency)	$135,939	$292,012

See notes to financial statements.

SENTISEARCH, INC.
 (A Development Stage Company)
 Statements of Operations (Unaudited)

					For the period
					April 10, 2000
					(Commencement
	For the three months		For the six months		of Business)
	Ended June 30,		Ended June 30,		to June 30,
	2009	2008	2009	2008	2009
Revenues	$-	$-	$-	$-	$-
Direct costs	-	-	-	-	-
Income after direct costs	-	-	-	-	-

Operating expenses:
General and administrative	93,095	181,651	194,270	330,571	1,544,099
Amortization of license and patent costs	21,175	12,708	41,085	23,882	467,152
	114,270	194,359	235,355	354,453	2,011,251
Other (income) expense:
Interest (income)	(104)	-	(494)	-	(2,906)
Interest and financing expense	-	2,383	-	6,519	16,922
	(104)	2,383	(494)	6,519	14,016

Net loss before provision for income taxes	(114,166)	(196,742)	(234,861)	(360,972)	(2,025,267)

Income taxes	-	-	-	-	-

Net loss	$(114,166)	$(196,742)	$(234,861)	$(360,972)	$(2,025,267)

Basic and diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Weighted average shares outstanding — basic and dilutive	12,747,644	7,876,916	12,747,644	7,876,916

See notes to financial statements.

SENTISEARCH, INC.
 (A Development Stage Company)
 Statements of Changes in Stockholders’ Equity (Deficiency)

	Common Stock
	Shares	Amount	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total

Balance - April 10, 2000 (Commencement of Predecessor Business)	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(47,763)	(47,763)
Balance - December 31, 2000	-	-	-	-	(47,763)	(47,763)
Net loss	-	-	-	-	63,169)	(63,169)
Balance - December 31, 2001	-	-	-	-	(110,932)	(110,932)
Net loss	-	-	-	-	(65,936)	(65,936)
Balance - December 31, 2002	-	-	-	-	(176,868)	(176,868)
Net loss	-	-	-	-	(77,083)	(77,083)
Balance - December 31, 2003	-	-	-	-	(253,951)	(253,951)
Net loss	-	-	-	-	(109,169)	(109,169)
Balance - December 31, 2004	-	-	-	-	(363,120)	(363,120)
Net loss	-	-	-	-	(60,870)	(60,870)
Balance - December 31, 2005	-	-	-	-	(423,990)	(423,990)
Net loss	-	-	-	-	(320,747)	(320,747)
Balance - October 2, 2006	-	-	-	-	(744,737)	(744,737)
Issuance of common stock - October 3, 2006	7,694,542	769	(769)	-	-	-
Additional contribution of capital - October 10, 2006	-	-	769	249,231	-	250,000
Contribution to capital of License costs and assumption of liability - October 10, 2006	-	-	-	749,334	-	749,334
Net loss	-	-	-	-	(116,822)	(116,822)
Balance - December 31, 2006	7,694,542	769	-	998,565	(861,559)	137,775
Stock-based compensation expense	-	-	-	1,490	-	1,490
Net loss	-	-	-	-	(286,544)	(286,544)
Balance - December 31, 2007	7,694,542	769	-	1,000,055	(1,148,103)	(147,279)
Issuance of common stock - June 24, 2008	5,053,302	506	-	927,194	-	927,700
Stock-based compensation expense	-	-	-	28,542	-	28,542
Net loss	-	-	-	-	(642,303)	(642,303)
Balance - December 31, 2008	12,747,844	1,275	-	1,955,791	(1,790,406)	166,660
Stock-based compensation expense (unaudited)	-	-	-	4,660	-	4,660
Net loss (unaudited)	-	-	-	-	(234,861)	(234,861)
Balance – June 30, 2009 (unaudited)	12,747,844	$1,275	$-	$1,960,451	$(2,025,267)	$(63,541)

See notes to financial statements.

SENTISEARCH, INC.
 (A Development Stage Company)
 Statements of Cash Flows (Unaudited)

			For the period
			April 10, 2000
	For the		(Commencement
	Six months ended		of Business)
	June 30,		Through
			June 30,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(234,861)	$(360,972)	$(2,025,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,660	21,553	34,692
Amortization	41,085	23,882	467,152
Increase in security deposit	-	(4,170)	(4,170)
Increase in prepaid expense	(6,987)	-	(6,987)
Increase in accounts payable and accrued expenses	74,128	126,738	516,354

Net cash used in operating activities	(121,975)	(192,969)	(1,018,226)

Cash flows from investing activities
Investment in patents	(26,097)	(17,266)	(101,194)

Net cash used in investing activities	(26,097)	(17,266)	(101,194)

Cash flows from financing activities
(Repayment)proceeds of notes payable - related parties	-	(25,325)	154,675
Proceeds from related party	-	106,914	106,914
Proceeds from issuance of common stock, net of offering costs	-	603,926	907,946

Net cash provided by financing activities	-	685,515	1,169,535

(Decrease) increase in cash and cash equivalents	(148,072)	475,280	50,115
Cash and cash equivalents — beginning of period	198,187	42,500

Cash and cash equivalents — end of period	$50,115	$517,780	$50,115

Supplemental schedule of non-cash investing and financing activities:
Assumption of liability by Sentigen Holding Corp.	$-	$-	$308,709

Stock of Sentigen Holding Corp. issued for license costs	$-	$-	$440,625

Conversion of notes payable ($154,675) and accrued interest ($8,165) to common stock	$-	$162,840	$162,840

Conversion of due to related party for common stock	$-	$106,914	$106,914

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

2. Basis of Presentation

The financial statements for the period April 10, 2000 (Commencement of Business) to June 30, 2009 differ from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the periods from April 10, 2000 through June 30, 2009. Our business was operated within Sentigen as part of its broader corporate organization rather than as a stand-alone company. Our historical financial statements do not reflect the expense of certain corporate functions that we would have needed to perform if we were not a wholly-owned subsidiary.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses during the development stage of $2,025,267. The Company may need substantial amounts of additional financing to commercialize the research programs undertaken, for which financing may not be available on favorable terms, or at all. The Company’s ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from financings, including debt financings and/or the sale of securities and, ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

3.  Summary of Significant Accounting Policies

a.
Interim Period - The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009, and the results of operations, changes in stockholders’ equity and cash flows for the six months ended June 30, 2009. The results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2009.

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

c.
Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of June 30, 2009, the Company had no cash balances in excess of federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose minimal credit risk.  In May 2009, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2013.

d.
License and Patent Costs – The costs of intangible assets that are purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) are accounted for in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets.”  The amortization of those intangible assets used in research and development activities is a research and development cost.  However, the costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are research and development costs at the time the costs are incurred.  We determined that the licensing costs arising from our exclusive licensing agreement with The Trustees of Columbia University is expected to provide alternative future uses and, accordingly, the costs associated with this agreement have been capitalized and are being amortized on a straight-line basis through April 2010 (see Note 4).

e.
Impairment – Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset or fair market value.  An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value.  An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset.  We believe that none of our intangible and long-lived assets are impaired as of June 30, 2009 (see Note 4).

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

h.
Loss Per Share – The accompanying financial statements include loss per share calculated as required by FASB Statement No. 128 “Earnings Per Share” on a “pro-forma” basis as if we were a separate entity from the period April 10, 2000 (commencement of business) until October 3, 2006 (our date of incorporation).  Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.  Diluted loss per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive.  FASB Statement No. 128 prohibits adjusting the denominator of diluted Earnings Per Share for additional potential common shares when a net loss from continuing operations is reported.  The assumed exercise of common stock equivalents was not utilized for the six months ended June 30, 2009 since the effect would be anti-dilutive.  As of June 30, 2009, 575,000 options were outstanding of which 441,667 were exercisable.

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

The value of this license agreement is recorded as license costs, net of accumulated amortization on the accompanying balance sheet.  The original value of the license costs reflects the closing share price of Sentigen’s  common stock on April 10, 2000.  The value of the license costs, net of amortization as of June 30, 2009 was $27,274.

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

The license costs are being amortized on a straight line basis through April 2010.  The following table details the expected amortization costs of the license over the next year:

Twelve months ending June 30,	Expected amortization expense
2010	$27,274
Total	$27,274

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

The original value of the patent costs, mainly consisting of legal fees in the amount of $101,194, is recorded as patent costs, net of accumulated amortization on the accompanying balance sheet.  The value of the patent costs, net of amortization as of June 30, 2009 was $47,393.

The patent costs are being amortized on a straight line basis through April 2010, the remaining term of the license costs.  The following table details the expected amortization costs of the patent:

Twelve months ending June 30,	Expected amortization expense
2010	$47,393
Total	$47,393

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

 On March 27, 2008 and May 14, 2008, the Company granted options to purchase an aggregate of 425,000 and 100,000 shares of its common stock to four individuals for consulting services rendered to the Company and a director, respectively, each at an exercise price of $.19 per share and term of ten years. The terms of the consulting arrangements are for five years.  The fair value of the underlying common stock at the date of grant was $.07 per share. The options granted on March 27, 2008 vested as follows: 158,334 immediately, 133,333 on the first anniversary and 133,333 on the second anniversary. The options granted on May 14, 2008 vested upon stockholder approval to amend the certificate of incorporation to increase the number of authorized shares which occurred at the annual meeting of stockholders held on June 24, 2008, and have a term of ten years unless cancelled earlier upon director’s removal or resignation from the board. Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of approximately 4%; expected dividend yield of zero percent; expected option life of ten years; and expected volatility of approximately 17%. The aggregate grant date fair value of the award amounted to $36,698.  The Company recorded $4,660 of consulting expense during the six months ended June 30, 2009 with respect to these awards.

 Total compensation expense recognized for the six months ended June 30, 2009 amounted to $4,660.  The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. Total unamortized compensation expense related to unvested stock options at June 30, 2009 amounted to $3,495 and is expected to be recognized over a weighted average period of approximately one year.

The following table summarizes information on all common stock purchase options issued by us for the six months ended June 30, 2009:

	June 30, 2009
	Number	Weighted Average Exercise Price

Outstanding, December 31, 2008	575,000	$0.19
Granted	-	-

Outstanding, June 30, 2009	575,000	$0.19

Exercisable, June 30, 2009	441,667	$0.19

The number and weighted average exercise prices of all common stock purchase options as of June 30, 2009 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price

$0.18 to $0.19	575,000	8.3	$0.19

All options were issued at an option price equal to the market price on the date of the grant.  In addition, none of the options currently outstanding have any intrinsic value.

The Company issues new shares of common stock upon exercise of stock options.

7.  Recently Adopted Accounting Pronouncements

On January 1, 2009, we adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 had no impact on our financial statements.

On May 28, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No.165, “Subsequent Events” (“SFAS 165”). The standard does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The standard is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of SFAS 165 did not have a significant impact on our financial statements. We evaluated subsequent events through August 14, 2009, which represents the date the financial statements were issued.

On April 1, 2009, we adopted FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP did not have a significant impact on our financial statements.

On April 1, 2009, we adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” The FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this FSP did not have a significant impact on our financial statements.

On April 1, 2009, we adopted FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and identifying Transactions That Are Not Orderly.”  The FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP did not have a significant impact on our financial statements.

8. Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends FIN 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The analysis identifies the primary beneficiary of a variable interest entity (VIE) as the enterprise that has both: a) the power to direct the activities that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity which could potentially be significant to the VIE. SFAS 167 requires enhanced disclosures to provide users of financial statements with more transparent information about and enterprises involvement in a VIE. Further, this statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement is not expected to have a material impact on our financial position or results of operations.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

9. Commitments and Contingencies

As of June 25, 2008, the Company entered into a sublease for office space in West Palm Beach, Florida.  The lease has a term of one year, with an option to renew for an additional year.  The lease requires twelve monthly payments of approximately $1,390 through June 2009.  Currently, the Company is occupying the office on a month to month basis and is renegotiating the lease.

10. Related Party Transactions

For the six months ended June 30, 2009, the Company has no related party transactions to be reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Information

The following discussion should be read in conjunction with our Consolidated Financial Statements and Notes thereto, included elsewhere within this report. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, including statements using terminology such as “can”, “may”, “believe”, “designed to”, “expect”, “intend to,” “plan”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

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

In addition to the Columbia License, we have certain patents and patent applications relating to nucleic acids and proteins of insect or 83b odorant receptor genes and their uses. These patents and patent applications relate to the isolation of a gene that appears to be ubiquitous among insects. This gene has been identified in various species of insects, including many that have a profound effect on agricultural production and human health. The identification of this gene, and the protein that it expresses, may enable the development of high-throughput screening methods to discover compounds that attract insects to a particular site (and away from one where their presence is undesirable), or develop materials that are distasteful to the insects’ sense of “smell,” thereby making agricultural products, for example, undesirable to them.

While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. There were no revenues from operations for the six months ended June 30, 2009. As of June 30, 2009, we held three patents directly with another patent being issued under the Columbia License. We cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

Critical Accounting Policies and Use of Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our critical accounting policies include impairment of intangibles.

Our intangible assets consist of license and patent costs of $541,819 as of June 30, 2009, as compared with $499,773 as of June 30, 2008 and are the result of the Columbia License and certain patents. The value of the Columbia License reflects the closing share price of Sentigen’s common stock on April 10, 2000 (the closing date of the Columbia License) multiplied by the 75,000 shares of Sentigen common stock issued to Columbia less accumulated amortization. The value of the license is subject to an amortization period of 10 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment was conducted by an outside firm that concluded the fair market value of the olfaction technology was between $120,000 and $190,000 as of August 2006. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss of $122,996 was recognized as amortization expense in August 2006 by Sentigen. We believe no further impairment loss is necessary as of June 30, 2009.

Results of Operations

General

We are a development stage company as defined in FASB Statement No. 7, “Accounting and Reporting by Development Stage Enterprises.” Our planned principal operations have not yet commenced and we have one employee. We intend to establish a new business. We have not generated any revenues from operations and have no assurance of any future revenues. All losses accumulated since commencement of our business have been considered as part of our development stage activities.

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

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. Funding for the six months ended June 30, 2009 was provided by the proceeds we received from the $750,000 financing we closed on May 9, 2008 and the $145,980 financing we closed on June 20, 2008 with certain of our largest stockholders, including our Chief Executive Officer and Chairman and another member of our board of directors. On July 9, 2008, two investors who participated in the May 9, 2008 and June 20, 2008 financings exercised their overallotment options for an aggregate amount of $54,020. In addition, certain of our indebtedness was cancelled in connection with the financings. See “-Liquidity and Capital Resources” below for a discussion of our financings and loans. We believe that our limited financial resources, inclusive of the foregoing amounts, are sufficient to fund operations and capital requirements for the remainder of 2009. We may, however, need substantial amounts of additional financing to commercialize the research programs undertaken by us, which financing may not be available on favorable terms, or at all.

Our ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about our ability to continue as a going concern should we be unable to realize revenues from our olfaction technology or raise sufficient additional funds in the future.  It is likely that we will need to raise funds prior to January 2010. If we are unable to raise such funds, we may need to cease our operations.  Additionally, if we raise additional funds by issuing equity securities, our then-existing stockholders will likely experience dilution, depending upon the terms and conditions of such financing.

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

Operating and Other Expenses

For the three months ended June 30, 2009, general and administrative costs were $93,095 compared to $181,651 for the three months ended June 30, 2008. The comparative decrease of approximately $88,000 during the three months ended June 30, 2009 is primarily due to a decrease in professional fees of approximately $60,000, a decrease in compensation expense of approximately $17,000, and a decrease of approximately $11,000 in travel expenses related to our prior year office relocation.  For the six months ended June 30, 2009, general and administrative expenses were $194,270 compared to general and administrative expenses of $330,571 for the six months ended June 30, 2008.  The comparative decrease of approximately $136,000 is primarily due to a decrease in professional fees of approximately $71,000, a decrease in travel expense of approximately $38,000, a decrease of approximately $17,000 in compensation expense and a decrease of approximately $10,000 in miscellaneous expenses.

Amortization expense includes the amortization of our license and patent costs.  For the three months ended June 30, 2009 and 2008, amortization expense was $21,175 and $12,708, respectively. For the six-months ended June 30, 2009 and 2008, amortization expense was $41,085 and $23,882, respectively.  For the period April 10, 2000 (Commencement of Predecessor Business) to June 30, 2009, amortization expense was $467,152.  The original value of the Columbia License of $440,625 reflects the closing share price of Sentigen’s common stock on April 10, 2000. The value of the patent costs of $101,194 mainly consists of legal and application fees. The value of the license and patent, net of amortization at June 30, 2009 and 2008, was $74,667 and $105,647, respectively.   The remaining licensing costs are being amortized on a straight line basis through April 2010.

Interest expense reflects the cost of our promissory notes issued on June 21, 2007, which were cancelled during the second quarter of 2008. For the six months ended June 30, 2009 and 2008 accrued interest on the promissory notes amounted to $0, and $6,519, respectively.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of June 30, 2009, we had $50,115 in cash and cash equivalents, compared to $198,187 at December 31, 2008. At June 30, 2009 we had a working capital deficiency of $138,208, compared to working capital of $77,005 at December 31, 2008, a decrease of $215,213, mainly attributable to the operating expenses for the six months ended June 30, 2009. Net cash used in operating activities for the six months ended June 30, 2009 was $121,975, compared to $192,969 for the six months ended June 30, 2008, a decrease of $70,994 mainly attributable to the decrease in operating losses.

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

Our ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about our ability to continue as a going concern should we be unable to realize revenues from our olfaction technology or raise sufficient additional funds in the future.  It is likely that we will need to raise funds prior to January 2010. If we are unable to raise such funds, we may need to cease our operations.  Additionally, if we raise additional funds by issuing equity securities, our then-existing stockholders will likely experience dilution, depending upon the terms and conditions of such financing.

Off-Balance-Sheet Arrangements

As of June 30, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Inflation

At June 30, 2009, we had $0 floating rate debt outstanding. There was no significant impact on our operations as a result of inflation during the three-month period ended June 30, 2009.

Recent Accounting Pronouncements

See Note 7 to the financial statements included in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of  June 30, 2009, Mr. Joseph K. Pagano, who is our Chief Executive Officer, Secretary and Treasurer (and principal financial officer) evaluated  the  effectiveness of our "disclosure  controls  and  procedures"  as  defined  in Rules  13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934  ("Disclosure  Controls").  Based  upon  this evaluation, Mr. Pagano  concluded that the Disclosure Controls were effective, as of the date of their evaluation, in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities  Exchange  Act  of  1934  is recorded,  processed,  summarized and reported within the time periods  specified in the  Securities and Exchange Commission's rules and forms and that any  information  relating  to us that is required to be disclosed in the reports that we  file or submit under the Securities  Exchange  Act  of  1934  is accumulated  and  communicated  to our  management,  including  our  principal executive/financial officer,  to  allow  timely  decisions  regarding  required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended  June 30, 2009, there were no changes in our  "internal  control over financial  reporting" as defined in Rules  13a-15(f) and 15d-15(f) of the Securities  Exchange Act of 1934 (“Internal Control”),  that have  materially affected or are reasonably likely to materially affect our Internal Control.

PART II- OTHER INFORMATION

Item 6. Exhibits.

Exhibit	Description

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2009	SENTISEARCH, INC.

/s/ Joseph K. Pagano
Joseph K. Pagano, Chief Executive Officer and Treasurer (principal executive and financial officer)

EXHIBIT INDEX

Exhibit	Description

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32	Certification of pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.