Form 10-Q
period 2009-09-30
SentiSearch, Inc.
filed 2009-11-16
CIK 1380024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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
          Yes ☐ No ☒

As of November 13, 2009, the Company had outstanding 12,747,644 shares of Common Stock.

TABLE OF CONTENTS
 SENTISEARCH, INC.
 FORM 10-Q

Page
PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements	3
ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	19
ITEM 4 Controls and Procedures	19
PART II OTHER INFORMATION
ITEM 6 Exhibits	20
SIGNATURES	21

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements.

SENTISEARCH, INC.
 (A Development Stage Company)
 Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$17,716	$198,187
Security deposit	4,170	4,170
Total Current Assets	21,886	202,357

Other Assets
License and patent costs	549,116	515,722
Less: accumulated amortization	(491,173)	(426,067)
Total Other Assets	57,943	89,655

Total Assets	$79,829	$292,012

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$234,419	$125,352
Loan payable – related party	25,000	-
Total Current Liabilities	259,419	125,352

Stockholders' Equity (Deficiency)
Common stock — $0.0001 par value, 20,000,000 shares authorized, 12,747,644 and 12,747,644 shares outstanding	1,275	1,275
Additional paid-in capital	1,961,616	1,955,791
Deficit accumulated during development stage	(2,142,481)	(1,790,406)

Total Stockholders' Equity (Deficiency)	(179,590)	166,660

Total Liabilities and Stockholders' Equity (Deficiency)	$79,829	$292,012

See notes to financial statements.

SENTISEARCH, INC.
 (A Development Stage Company)
 Statements of Operations (Unaudited)

					For the period
					April 10, 2000
					(Commencement
	For the three months		For the nine months		of Business)
	Ended September 30,		Ended September 30,		to September 30,
	2009	2008	2009	2008	2009
Revenues	$-	$-	$-	$-	$-
Direct costs	-	-	-	-	-
Income after direct costs	-	-	-	-	-

Operating expenses:
General and administrative	93,112	161,925	287,381	492,496	1,637,210
Amortization of license and patent costs	24,022	14,408	65,108	38,290	491,175
	117,134	176,333	352,489	530,786	2,128,385
Other (income) expense:
Interest (income)	(2)	-	(497)	-	(2,909)
Interest and financing expense	83	-	83	6,519	17,005
	81	-	(414)	6,519	14,096

Net loss before provision for income taxes	(117,215)	(176,333)	(352,075)	(537,305)	(2,142,481)

Income taxes	-	-	-	-	-

Net loss	$(117,215)	$(176,333)	$(352,075)	$(537,305)	$(2,142,481)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.06)
Weighted average shares outstanding — basic and dilutive	12,747,644	12,718,303	12,747,644	9,501,826

See notes to financial statements.

SENTISEARCH, INC.
 (A Development Stage Company)
 Statements of Changes in Stockholders’ Equity (Deficiency)

	Common Stock			Additional
	Shares	Amount	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Total
Balance - April 10, 2000 (Commencement of Predecessor Business)	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(47,763)	(47,763)
Balance - December 31, 2000	-	-	-	-	(47,763)	(47,763)
Net loss	-	-	-	-	63,169)	(63,169)
Balance - December 31, 2001	-	-	-	-	(110,932)	(110,932)
Net loss	-	-	-	-	(65,936)	(65,936)
Balance - December 31, 2002	-	-	-	-	(176,868)	(176,868)
Net loss	-	-	-	-	(77,083)	(77,083)
Balance - December 31, 2003	-	-	-	-	(253,951)	(253,951)
Net loss	-	-	-	-	(109,169)	(109,169)
Balance - December 31, 2004	-	-	-	-	(363,120)	(363,120)
Net loss	-	-	-	-	(60,870)	(60,870)
Balance - December 31, 2005	-	-	-	-	(423,990)	(423,990)
Net loss	-	-	-	-	(320,747)	(320,747)
Balance - October 2, 2006	-	-	-	-	(744,737)	(744,737)
Issuance of common stock - October 3, 2006	7,694,542	769	(769)	-	-	-
Additional contribution of capital - October 10, 2006	-	-	769	249,231	-	250,000
Contribution to capital of License costs and assumption of liability - October 10, 2006	-	-	-	749,334	-	749,334
Net loss	-	-	-	-	(116,822)	(116,822)
Balance - December 31, 2006	7,694,542	769	-	998,565	(861,559)	137,775
Stock-based compensation expense	-	-	-	1,490	-	1,490
Net loss	-	-	-	-	(286,544)	(286,544)
Balance - December 31, 2007	7,694,542	769	-	1,000,055	(1,148,103)	(147,279)
Issuance of common stock - June 24, 2008	5,053,102	506	-	927,194	-	927,700
Stock-based compensation expense	-	-	-	28,542	-	28,542
Net loss	-	-	-	-	(642,303)	(642,303)
Balance - December 31, 2008	12,747,644	1,275	-	1,955,791	(1,790,406)	166,660
Stock-based compensation expense (unaudited)	-	-	-	5,825	-	5,825
Net loss (unaudited)	-	-	-	-	(352,075)	(352,075)
Balance – September 30, 2009 (unaudited)	12,747,644	$1,275	$-	$1,961,616	$(2,142,481)	$(179,590)

See notes to financial statements.

SENTISEARCH, INC.
 (A Development Stage Company)
 Statements of Cash Flows (Unaudited)

			For the period April 10, 2000
			(Commencement
	For the		of Business)
	Nine months ended		Through
	September 30,		September 30,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(352,075)	$(537,305)	$(2,142,481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	5,825	25,047	35,857
Amortization	65,106	38,290	491,173
Increase in security deposit	-	(4.170)	(4,170)

Increase (decrease) in accounts payable and accrued expenses	109,067	(18,139)	551,293

Net cash used in operating activities	(172,077)	(496,277)	(1,068,328)

Cash flows from investing activities
Investment in patents	(33,394)	(17,266)	(108,491)

Net cash used in investing activities	(33,394)	(17,266)	(108,491)

Cash flows from financing activities
(Repayment)proceeds of notes payable - related parties	-	(25,325)	154,675
Proceeds from loan payable - related party	25,000	-	25,000
Proceeds from due to related party	-	106,914	106,914
Proceeds from issuance of common stock, net of offering costs	-	657,946	907,946

Net cash provided by financing activities	25,000	739,535	1,194,535

(Decrease) increase in cash and cash equivalents	(180,471)	225,992	17,716
Cash and cash equivalents — beginning of period	198,187	42,500	-

Cash and cash equivalents — end of period	$17,716	$268,492	$17,716

Supplemental schedule of non-cash investing and financing activities:
Assumption of liability by Sentigen Holding Corp.	$-	$-	$308,709

Stock of Sentigen Holding Corp. issued for license costs	$-	$-	$440,625

Conversion of notes payable ($154,675) and accrued interest ($8,165) to common stock	$-	$162,840	$162,840

Conversion of due to related party for common stock	$-	$106,914	$106,914

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

2. Basis of Presentation

The financial statements for the period April 10, 2000 (Commencement of Business) to September 30, 2009 differ from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the periods from April 10, 2000 through September 30, 2009. Our business was operated within Sentigen as part of its broader corporate organization rather than as a stand-alone company. Our historical financial statements do not reflect the expense of certain corporate functions that we would have needed to perform if we were not a wholly-owned subsidiary.

We are a development stage company whose planned principal operations have not yet commenced. We intend to establish a new business. We have not generated any revenues from operations and have no assurance of any future revenues. All losses accumulated since commencement of our business have been considered as part of our development stage activities.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses during the development stage of $2,142,481. The Company may need substantial amounts of additional financing to commercialize the research programs undertaken, for which financing may not be available on favorable terms, or at all. The Company’s ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to raise additional capital from financings, including debt financings and/or the sale of securities and, ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

3.  Summary of Significant Accounting Policies

a.
Interim Period - The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009, and the results of operations, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2009. The results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2009.

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

c.
Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.  The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of September 30, 2009, the Company had no cash balances in excess of federally insured limits. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose minimal credit risk.  In May 2009, Congress temporarily increased FDIC deposit insurance from $100,000 to $250,000 per depositor through December 31, 2013.

d.
License and Patent Costs – The costs of intangible assets that are purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) are capitalized in accordance with the accounting standards.  The amortization of those intangible assets used in research and development activities is a research and development cost.  However, the costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are research and development costs at the time the costs are incurred.  We determined that the licensing costs arising from our exclusive licensing agreement with The Trustees of Columbia University is expected to provide alternative future uses and, accordingly, the costs associated with this agreement have been capitalized and are being amortized on a straight-line basis through April 2010 (see Note 4).

e.
Impairment – Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.  A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset or fair market value.  An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value.  An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset.  We believe that none of our intangible and long-lived assets are impaired as of September 30, 2009 (see Note 4).

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

h.
Loss Per Share – The accompanying financial statements include loss per share calculated on a “pro-forma” basis as if we were a separate entity from the period April 10, 2000 (commencement of business) until October 3, 2006 (our date of incorporation).  Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding.  Diluted loss per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive.  Accounting standards prohibits adjusting the denominator of diluted Earnings Per Share for additional potential common shares when a net loss from continuing operations is reported.  The assumed exercise of common stock equivalents was not utilized for the nine months ended September 30, 2009 since the effect would be anti-dilutive.  As of September 30, 2009, 575,000 options were outstanding of which 441,667 were exercisable.

i.
Fair Value of Financial Instruments – The carrying value of cash and cash equivalents and accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments.

j.
Stock-Based Compensation – Stock-based compensation expense represents share-based payment awards granted subsequent to December 31, 2005, based upon the grant dates estimated fair value.  The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.  Stock-based compensation expense is recognized based upon awards ultimately expected to vest, reduced for estimated forfeitures.  Forfeitures are to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The expected term of stock options represents the average period the stock options are expected to remain outstanding.  The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers for periods that meet or exceed the expected term of the options, using an average of the historical volatilities of the Company’s industry peers as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

The Company accounts for its issuances of stock-based compensation to non-employees for services using the measurement date guidelines enumerated in the accounting standards.. Accordingly, the value of any awards that were vested and non forfeitable at their date of issuance were measured based on  the fair value of the equity instruments at the date of issuance. The non-vested portion of awards that are subject to the future performance of the counterparty are adjusted at each reporting date to their fair values based upon the then current market value of the Company’s stock and other assumptions that management believes are reasonable. The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services rendered. The fair value of the stock options granted was calculated using the Black-Scholes option pricing model.

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

The value of this license agreement is recorded as license costs, net of accumulated amortization on the accompanying balance sheet.  The original value of the license costs reflects the closing share price of Sentigen’s  common stock on April 10, 2000.  The value of the license costs, net of amortization as of September 30, 2009 was $19,091.

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

The license costs are being amortized on a straight line basis through April 2010.  Expected amortization costs of the license agreement over the next twelve months is $19,091.

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

The original value of the patent costs, mainly consisting of legal fees in the amount of $108,491, is recorded as patent costs, net of accumulated amortization on the accompanying balance sheet.  The value of the patent costs, net of amortization as of September 30, 2009 was $38,852.

The patent costs are being amortized on a straight line basis through April 2010, the remaining term of the license costs.  Expected amortization costs of the patent costs over the next twelve months is $38,852.

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

 On March 27, 2008 and May 14, 2008, the Company granted options to purchase an aggregate of 425,000 and 100,000 shares of its common stock to four individuals for consulting services rendered to the Company and a director, respectively, each at an exercise price of $.19 per share and term of ten years. The terms of the consulting arrangements are for five years.  The fair value of the underlying common stock at the date of grant was $.07 per share. The options granted on March 27, 2008 vested as follows: 158,334 immediately, 133,333 on the first anniversary and 133,333 on the second anniversary. The options granted on May 14, 2008 vested upon stockholder approval to amend the certificate of incorporation to increase the number of authorized shares which occurred at the annual meeting of stockholders held on June 24, 2008, and have a term of ten years unless cancelled earlier upon director’s removal or resignation from the board. Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of approximately 4%; expected dividend yield of zero percent; expected option life of ten years; and expected volatility of approximately 17%. The aggregate grant date fair value of the award amounted to $36,698.  The Company recorded $5,825 of consulting expense during the nine months ended September 30, 2009 with respect to these awards.

 Total compensation expense recognized for the nine months ended September 30, 2009 amounted to $5,825.  The stock-based compensation expense will fluctuate as the fair market value of the common stock fluctuates. Total unamortized compensation expense related to unvested stock options at September 30, 2009 amounted to $2,330 and is expected to be recognized over a weighted average period of approximately one year.

The following table summarizes information on all common stock purchase options issued by us for the nine months ended September 30, 2009:

	September 30, 2009
	Number	Weighted Average Exercise Price

Outstanding, December 31, 2008	575,000	$0.19
Granted	-	-

Outstanding, September 30, 2009	575,000	$0.19

Exercisable, September 30, 2009	441,667	$0.19

The number and weighted average exercise prices of all common stock purchase options as of September 30, 2009 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price

$0.18 to $0.19	575,000	8.0	$0.19

All options were issued at an option price equal to the market price on the date of the grant.  In addition, none of the options currently outstanding have any intrinsic value.

The Company issues new shares of common stock upon exercise of stock options.

7.  Recently Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (the “ASC” or “Codification”) as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”).  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not have a material impact on our financial statements.  References to authoritative accounting literature contained in our financial statements will be made in accordance with the ASC commencing with this quarterly report for the period ending September 30, 2009.

On January 1, 2009, we adopted ASC 350-30, “Determination of the Useful Life of Intangible Assets”. ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption had no impact on our financial statements.

On May 28, 2009, we adopted ASC 855-10, “Subsequent Events”. The Codification does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. The Codification is effective for financial statements issued after June 15, 2009. The adoption did not have a significant impact on our financial statements (see note 11).

On April 1, 2009, we adopted ASC 825-10 and ASC 270-10, “Interim Disclosures about Fair Value of Financial Instruments.” The Codification requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The Codification is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption did not have a significant impact on our financial statements.

On April 1, 2009, we adopted ASC 320-10, “Recognition and Presentation of Other-Than-Temporary Impairments.” The Codification amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Codification does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The Codificaton is effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a significant impact on our financial statements.

On April 1, 2009, we adopted ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and identifying Transactions That Are Not Orderly.”  The Codification provides additional guidance for estimating fair value when the volume and activity for the asset or liability have significantly decreased. This Codification also includes guidance on identifying circumstances that indicate a transaction that is not orderly. The Codification is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption did not have a significant impact on our financial statements.

8. Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

9. Commitments and Contingencies

The Company leases property for office space in West Palm Beach, Florida pursuant to a sublease that expires June 2010.  The sublease has a term of one year, with an option to renew for an additional year.  The sublease requires twelve monthly payments of approximately $1,390.

10. Related Party Transactions

On September 10, 2009, the Company entered into a loan agreement with the Chief Executive Officer in the amount of $25,000 (the “September Loan”).  The loan bore interest at 6% per annum and was amended as described below.

On October 20, 2009 a newly appointed Director was granted options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.05 per share.  The options vested immediately and have a ten year term.

 On October 26, 2009, the Company issued to each of four individuals $50,000 subordinated convertible promissory notes (the “Notes”) (an aggregate principal amount of $200,000 of Notes). The individuals included the Company’s Chief Executive Officer and Chairman of the Board of Directors, another director and one of the Company’s greater than 5% stockholders. The  $50,000 principal amount of Notes issued to the Chief Executive Officer and Chairman of the Board represent $25,000 of new funds received and a rollover of the September  Loan.  The Notes bear interest of 4% per annum and are payable on demand on the earlier of (i) the date on which the Company publicly announces a joint venture or strategic relationship, the execution of a license, or similar agreement with a third-party with respect to the Company’s technology and (ii) the date on which the Company files with the SEC its annual report on Form 10-K, which includes audited financial statements for the year ending December 31, 2009, such date referred to as the target date.  The holders may convert the outstanding principal amount of the Notes and accrued and unpaid interest thereon into shares of the Company’s common stock at any time commencing on the fifth trading day immediately following the target date at the conversion price in effect on such date.  The conversion price shall be the greater of (i) the average of the closing sale price of the Company’s common stock for the five trading days immediately following the target date and (ii) $0.05 per share.

 11. Subsequent Events

Subsequent events have been evaluated through November 16, 2009, the date the financial statements were issued.

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

While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. There were no revenues from operations for the nine months ended September 30, 2009. As of September 30, 2009, we held three patents directly with another patent being issued under the Columbia License. We cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

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

Our intangible assets consist of license and patent costs of $549,116 as of September 30, 2009, as compared with $499,773 as of September 30, 2008 and are the result of the Columbia License and certain patents. The value of the Columbia License reflects the closing share price of Sentigen’s common stock on April 10, 2000 (the closing date of the Columbia License) multiplied by the 75,000 shares of Sentigen common stock issued to Columbia less accumulated amortization. The value of the license is subject to an amortization period of 10 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment was conducted by an outside firm that concluded the fair market value of the olfaction technology was between $120,000 and $190,000 as of August 2006. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss of $122,996 was recognized as amortization expense in August 2006 by Sentigen. We believe no further impairment loss is necessary as of September 30, 2009.

Results of Operations

General

We are a development stage company. Our planned principal operations have not yet commenced and we have one employee. We intend to establish a new business. We have not generated any revenues from operations and have no assurance of any future revenues. All losses accumulated since commencement of our business have been considered as part of our development stage activities.

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

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. Funding for the nine months ended September 30, 2009 was provided by the proceeds we received from the $750,000 financing we closed on May 9, 2008, the $145,980 financing we closed on June 20, 2008 with certain of our largest stockholders, including our Chief Executive Officer and Chairman and another member of our board of directors and a $25,000 loan to us by our Chief Executive Officer and Chairman in September 2009, referred to as the September loan. On July 9, 2008, two investors who participated in the May 9, 2008 and June 20, 2008 financings exercised their overallotment options for an aggregate amount of $54,020. In addition, certain of our indebtedness was cancelled in connection with the financings.

On October 26, 2009, we issued to each of four individuals $50,000 subordinated convertible promissory notes, referred to as the notes (an aggregate principal amount of $200,000 of notes). The individuals included our Chief Executive Officer and Chairman of the Board of Directors, another director and one of our greater than 5% stockholders. The $50,000 principal amount of notes issued to the Chief Executive Officer and Chairman of the Board represent $25,000 of new funds received and a rollover of the September loan.  The notes bear interest of 4% per annum and are payable on demand on the earlier of (i) the date on which we publicly announce a joint venture or strategic relationship, the execution of a license, or similar agreement with a third-party with respect to our technology and (ii) the date on which we file with the SEC our annual report on Form 10-K, which includes audited financial statements for the year ending December 31, 2009. For a more detailed description of the notes, see Liquidity and Capital Resources below.

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

Operating and Other Expenses

For the three months ended September 30, 2009, general and administrative costs were $93,112 compared to $161,925 for the three months ended September 30, 2008. The comparative decrease of $68,813 during the three months ended September 30, 2009 is primarily due to a decrease in professional fees of approximately $47,600,  a decrease of approximately $23,060 in travel expenses related to our prior year office relocation , and an increase in other expense of approximately $1,847.  For the nine months ended September 30, 2009, general and administrative expenses were $287,381 compared to general and administrative expenses of $492,496 for the nine months ended September 30, 2008.  The comparative decrease of $205,115 is primarily due to a decrease in professional fees of approximately $118,450, a decrease in travel expense of approximately $60,700, a decrease of approximately $8,200 in compensation expense and a decrease of approximately $17,765 in other expenses.

Amortization expense includes the amortization of our license and patent costs.  For the three months ended September 30, 2009 and 2008, amortization expense was $24,022 and $14,408, respectively. For the nine-months ended September 30, 2009 and 2008, amortization expense was $65,108 and $38,290, respectively.  For the period April 10, 2000 (Commencement of Predecessor Business) to September 30, 2009, amortization expense was $491,175.  The original value of the Columbia License of $440,625 reflects the closing share price of Sentigen’s common stock on April 10, 2000. The value of the patent costs of $108,491 mainly consists of legal and application fees. The value of the license and patent, net of amortization at September 30, 2009 and 2008, was $57,943 and $91,239, respectively.  The remaining licensing costs are being amortized on a straight line basis through April 2010.

Interest expense reflects the cost of our promissory notes issued on June 21, 2007, which were cancelled during the second quarter of 2008 and September 10, 2009. For the nine months ended September 30, 2009 and 2008 accrued interest on the promissory notes amounted to $83, and $6,519, respectively.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of September 30, 2009, we had $17,716 in cash and cash equivalents, compared to $198,187 at December 31, 2008. At September 30, 2009 we had a working capital deficiency of $237,533, compared to working capital of $77,005 at December 31, 2008, a decrease of $314,538, mainly attributable to the operating expenses for the nine months ended September 30, 2009. Net cash used in operating activities for the nine months ended September 30, 2009 was $172,077, compared to $496,277 for the nine months ended September 30, 2008, a decrease of $324,200 mainly attributable to the decrease in operating losses.

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

On September 10, 2009 we borrowed $25,000 from our Chief Executive Officer and Chairman of the Board. This loan bore interest at 6% per annum, and has been amended as described below.

On October 26, 2009, we issued to each of four individuals $50,000 subordinated convertible promissory notes (an aggregate principal amount of $200,000 of notes). The individuals included our Chief Executive Officer and Chairman of the Board of Directors, another director and one of our greater than 5% stockholders. The $50,000 principal amount of notes issued to the Chief Executive Officer and Chairman of the Board represent $25,000 of new funds received and a rollover of the September loan.  The notes bear interest of 4% per annum and are payable on demand on the earlier of (i) the date on which we publicly announce a joint venture or strategic relationship, the execution of a license, or similar agreement with a third-party with respect to our technology and (ii) the date on which we file with the SEC our annual report on Form 10-K, which includes audited financial statements for the year ending December 31, 2009. The holders may convert the outstanding principal amount of the notes and accrued and unpaid interest thereon into shares of our common stock at any time commencing on the fifth trading day immediately following the target date at the conversion price in effect on such date.  The conversion price shall be the greater of (i) the average of the closing sale price of our common stock for the five trading days immediately following the target date and (ii) $0.05 per share.  We believe that our limited financial resources, inclusive of the foregoing amounts, are sufficient to fund operations and capital requirements for the remainder of 2009. We may, however, need substantial amounts of additional financing to commercialize the research programs undertaken by us, which financing may not be available on favorable terms, or at all.

Our ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about our ability to continue as a going concern should we be unable to realize revenues from our olfaction technology or raise sufficient additional funds in the future.  It is likely that we will need to raise funds prior to April 2010.  If we are unable to raise such funds, we may need to cease our operations.  Additionally, if we raise additional funds by issuing equity securities, our then-existing stockholders will likely experience dilution, depending upon the terms and conditions of such financing.

Off-Balance-Sheet Arrangements

As of September 30, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Inflation

At September 30, 2009, we had $0 floating rate debt outstanding. There was no significant impact on our operations as a result of inflation during the three-month period ended September 30, 2009.

Recent Accounting Pronouncements

See Note 7 to the financial statements included in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2009, Mr. Joseph K. Pagano, who is our Chief Executive Officer, Secretary and Treasurer (and principal financial officer) evaluated the effectiveness of our "disclosure controls and procedures" as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls"). Based upon this evaluation, Mr. Pagano concluded that the Disclosure Controls were effective, as of the date of their evaluation, in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that any information relating to us that is required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2009, there were no changes in our  "internal  control over financial  reporting" as defined in Rules  13a-15(f) and 15d-15(f) of the Securities  Exchange Act of 1934 (“Internal Control”),  that have  materially affected or are reasonably likely to materially affect our Internal Control.

PART II- OTHER INFORMATION

Item 5. Other Information.

In August 2009 the Company entered into a sublease with Muriel Siebert & Co., Inc. effective as of June 16, 2009 relating to the Company's executive offices. The sublease has a term of one year, with an option to renew for an additional year. The sublease requires monthly payments of approximately $1,390.

Item 6. Exhibits.

Exhibit	Description

10.1	Sublease dated as of June 16, 2009 between the Registrant and Muriel Siebert & Co., Inc.

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2009	SENTISEARCH, INC.

/s/ Joseph K. Pagano
Joseph K. Pagano, Chief Executive Officer and Treasurer (principal executive and financial officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Sublease dated as of June 16, 2009 between the Registrant and Muriel Siebert & Co., Inc.

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32	Certification of pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.