Form 10-K
period 2009-12-31
SentiSearch, Inc.
filed 2010-03-31
CIK 1380024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______

000-52320
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2009 was approximately $136,983. For purposes of this calculation only, shares of Common Stock held by each officer and director as well as and by each person who, as of June 30, 2009, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 23, 2010 12,747,844 shares of the registrant's Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TABLE OF CONTENTS

		PAGE

PART I

Forward-Looking Information		1
Item 1.	Business.	1
Item 1A.	Risk Factors.	4
Item 1B.	Unresolved Staff Comments.	4
Item 2.	Properties.	4
Item 3.	Legal Proceedings.	4
Item 4.	(Removed and Reserved).	4

PART II

Item 5.	Market For Registrant’s Common Equity And Related Stockholder Matters And Issuer Purchases Of Equity Securities.	5
Item 6.	Selected Financial Data.	6
Item 7.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.	6
Item 7A.	Quantitative And Qualitative Disclosures About Market Risk.	11
Item 8.	Financial Statements And Supplementary Data.	11
Item 9.	Changes In And Disagreements With Accountants On Accounting And Financial Disclosure.	27
Item 9A(T).	Controls And Procedures.	27
Item 9B.	Other Information.	28

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	28
Item 11.	Executive Compensation.	30
Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters.	31

Item 13.	Certain Relationships And Related Transactions, And Director Independence.	32

Item 14.	Principal Accounting Fees And Services.	34

PART IV

Item 15.	Exhibits, Financial Statement Schedule.	38

Signatures		36

Exhibit Index		39

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

ITEM 1.	BUSINESS.

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

During July 2007, we were issued two patents in the United States and during November 2007, we were issued a patent in Australia and during 2008, we were issued one patent in Mexico. One of the U.S. patents and the Australia and Mexico patents, were issued directly to us and the other U.S. patent was issued under the Columbia License. All of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.

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

Employees

We currently have one employee, in addition to our Chief Executive Officer. In the event we are able to commercialize our research and development activities, or prospects for doing so appear significant, we would expect at that time to hire additional employees. Presently, Mr. Joseph K. Pagano, our Chairman of the Board and Chief Executive Officer, devotes his time to our Company without a salary. In addition, Mr. Dean R. Gresk, one of the members of our Board of Directors, has agreed to provide non-Board related services to us for a fee of $500 per day, plus reimbursed travel expenses.  No payments were made to Mr. Gresk in 2009 for non-Board related services.

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

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act  and are not required to provide information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item, however there are no unresolved staff comments.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our principal executive office is located at 1217 South Flagler Drive, 3 rd  Floor, West Palm Beach, Florida 33401. We lease this approximately 411 square foot office space pursuant to a sublease that expires in June 2010, with an option to renew for an additional year. The lease requires us to make twelve monthly payments of approximately $1,390 through June 2010. We do not own any real property.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Price
Period	High	Low
2009
First Quarter	$0.13	$0.02
Second Quarter	$0.02	$0.02
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.10	$0.03
2008
First Quarter	$0.23	$0.19
Second Quarter	$0.23	$0.18
Third Quarter	$0.18	$0.15
Fourth Quarter	$0.15	$0.13

Holders

As of March 24, 2010, we had 55 stockholders of record.

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

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2009 with respect to our equity based compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	675,000	$0.17	—
Total	675,000	$0.17	—

(1)           Column (a) and (b) represent the aggregate shares issuable upon exercise of outstanding five and ten-year stock options granted from May 2007 through October 2009 to certain consultants to the Company and the three non-officer directors of the Company. These options expire at various times with the last expiring on October 20, 2019.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

To date, we have incurred substantial operating losses. As of December 31, 2009, we held three patents directly with another patent being issued under our Columbia License.  We also have additional pending patent applications.  We cannot provide any assurance that our additional patent applications will be successful. While we believe our technology capabilities in the olfaction area are substantial, we intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

Critical Accounting Policies and Use of Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our critical accounting policies include:

Impairment of intangibles

Our intangible assets consist of license and patent costs of $35,922 as of December 31, 2009, as compared with $89,655 as of December 31, 2008, and are the result of the Columbia License and certain patents. The value of the license reflects the closing share price of Sentigen’s common stock on April 10, 2000 (the closing date of the Columbia License) multiplied by the 75,000 shares of Sentigen common stock issued to Columbia University less accumulated amortization. The value of the license is subject to an amortization period of 10 years. The value of the patents mainly consists of legal fees and is being amortized over the remaining term of the license. Management reviews the value of the license and patents for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment was conducted by an outside firm that concluded the fair market value of the olfaction technology was between $120,000 and $190,000 as of August 2006. The license and patent are considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss of $122,996 was recognized as amortization expense in August 2006 in connection with the license. We believe no further impairment loss is necessary as of December 31, 2009.

Off-Balance-Sheet Arrangements

As of December 31, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Results of Operations

General

We are a development stage company as defined in Financial Accounting Standard Board (“FASB”) ASC 915, "Development Stage Entities”. Other than with regard to the development and protection of our intellectual property, our planned principal operations have not yet commenced. We intend to establish a new business. We have not generated any revenues from operations and have no assurance of any future revenues. All losses accumulated since commencement of our business have been considered as part of our development stage activities.

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

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. Funding for the year ended December 31, 2009 was provided by the proceeds we received from the $750,000 financing we closed on May 9, 2008, the $145,980 financing we closed on June 20, 2008 with certain of our largest stockholders, including our Chief Executive Officer and Chairman of the Board and another member of our Board of Directors, a $25,000 loan to us by our Chief Executive Officer and Chairman of the Board in September 2009, referred to as the September loan, and through the loans made to us in October 2009 by four individuals, including a rollover of the September loan with our Chief Executive Officer and Chairman of the Board,  another member of our Board of Directors and, a beneficial owner of more than 5% of our outstanding common stock, discussed in greater detail below.

On October 26, 2009, we issued to each of four individuals $50,000 subordinated convertible promissory notes, referred to as the notes (an aggregate principal amount of $200,000 of notes). The individuals included our Chief Executive Officer and Chairman of the Board, another director and one of our greater than 5% stockholders. The $50,000 principal amount of notes issued to the Chief Executive Officer and Chairman of the Board represented $25,000 of new funds received by us and a rollover of the September loan.  The notes bear interest of 4% per annum and are payable on demand. For a more detailed description of the notes, see Liquidity and Capital Resources below.

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

Product Research and Development

We intend to continually review the commercial validity of the olfaction technology, in order to make the appropriate decisions as to the best way to allocate our limited resources. We currently do not have any research and development grant applications outstanding nor can we predict whether we will receive any research and development funding during the next twelve (12) months. We are unable at this time to predict a level of spending, if any, for product research and development activities during the next twelve (12) months, all of which will be dependent upon the implementation of our business plan. Our Chief Executive Officer and Board of Directors have and intend to continue to seek opportunities with non-profit agencies and with potential commercial partners to leverage our olfaction intellectual property for the development of control agents for biting insects, in particular, insect vectors of malaria and other diseases.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the purchase or sale of any material property, plant or equipment during the next 12 months.

Operating Expenses

For the year ended  December 31, 2009, we had general and administrative costs of $374,344, compared to $582,372 for the year ended  December 31, 2008. The comparative decrease of $208,028 is primarily due to a decrease in professional fees of approximately $144,198, a decrease in travel expense of approximately $38,550, a decrease of approximately $20,918 in stock-based compensation expense and a decrease of approximately $4,362 in other expenses.

Amortization expense includes the amortization of our license and patent costs. For the years ended December 31, 2009 and 2008, amortization expense was $91,343 and $55,823, respectively.  The increase in amortization expense is primarily due to the amortization of patent costs capitalized during 2009.  For the period April 10, 2000 (Commencement of Business) to December 31, 2009, amortization expense was $517,410. The original value of the license of $440,625 reflects the closing share price of  Sentigen’s common stock on April 10, 2000. The value of the patent of $112,707 mainly consists of legal and application fees. The value of the license and patent, net of amortization as of the year ended December 31, 2009 and 2008, was $35,922 and $89,655, respectively. The remaining licensing and patent costs are being amortized on a straight line basis through April 2010.

Interest and financing expense in 2008 reflects the cost of our promissory notes issued on June 21, 2007, which were cancelled during the second quarter of 2008. Interest and financing expense in 2009 reflects the cost of our promissory notes we issued in  September and October 2009. For the years ended December 31, 2009 and 2008 accrued interest on our promissory notes amounted to $1,540, and $6,520, respectively.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of December 31, 2009 we had $73,612 in cash and cash equivalents, compared to $198,187 at December 31, 2008. At December 31, 2009 we had a working capital deficiency of  $328,367 compared to working capital of $77,005 at December 31, 2008.  Net cash used in operating activities for the year ended December 31, 2009 was $286,965 mainly attributable to our net loss of $466,729, offset in part by amortization of license and patent costs of $91,343 stock based compensation expense of $7,624 and an increase in accounts payable and accrued expenses of $80,797.  Net cash used in operating activities for the year ended December 31, 2008 was $550,633 mainly attributable to our net loss of $642,303 and cash paid for security deposits of $4,170, offset in part by amortization of license and patent costs of $55,823 stock-based compensation expense of $28,542 and an increase in accounts payable and accrued expenses of $11,475.

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

Ten of our largest stockholders (each holding 50,000 or more shares of our common stock) subscribed in the May 2008 financing, of which the following are holders of 5% or more of our common stock: Joseph K. Pagano, Frederick R. Adler, Longview Partners L.P., The Joseph A. Pagano Jr. 2007 Trust and Samuel A. Rozzi, who subscribed for $122,325, $109,350, $112,125, $100,350 and $95,775, respectively. Also, Mr. Pagano serves as our Chairman of the Board and Chief Executive Officer, and Mr. Adler is a member of our Board of Directors. The general partner of Longview Partners L.P. is Susan Chapman, an adult daughter of Mr. Adler.

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

On June 21, 2007, we issued a demand promissory note in favor of each of Mr. Frederick R. Adler, Mr. Joseph K. Pagano, D.H. Blair Investment Banking Corp. and Mr. Samuel A. Rozzi (together, the “Lenders”), evidencing loans extended to us in the principal amount of $50,000, $50,000, $50,000 and $30,000, respectively, by the Lenders, for an aggregate amount of $180,000. The promissory notes accrued interest at Citibank N.A.’s reported prime rate plus 3%, which was due and payable at the time the principal amount of each respective promissory note becomes due. The promissory notes had a maturity date of June 22, 2009. Each Lender could demand the payment of all of the outstanding principal and interest of his or its respective promissory note at any time prior to the maturity date. At the time of the loan transaction, each of the Lenders was the beneficial owner of a significant number of shares of our common stock. In addition, Mr. Pagano is our Chief Executive Officer and the Chairman of our Board of Directors, and Mr. Adler is a member of our Board of Directors. On May 9, 2008, in connection with the first tranche of the financing discussed above, (i) $24,675 of the outstanding amount of Mr. Pagano’s promissory note was applied to the subscriptions made by Mr. Pagano and a trust for the benefit of his son; and (ii) $54,425, the entire outstanding amount of D.H. Blair Investment Banking Corp.’s promissory note, including principal and accrued interest, was applied to the subscriptions made by each of three affiliates of D.H. Blair Investment Banking Corp. On May 16, 2008, Mr. Pagano made a demand for repayment of the remaining outstanding principal and interest $29,750 of his promissory note. On June 20, 2008, in connection with the second tranche of the financing discussed above (i) $30,000 of the outstanding principal amount of Mr. Rozzi’s promissory note was applied to the subscription made by Mr. Rozzi and he received a payment for $2,961 in accrued interest on July 10, 2008 and (ii) $53,740 of the outstanding amount of principal and accrued interest of Mr. Adler’s promissory note was applied to the subscription made by Mr. Adler and he received a payment for the remaining $1,195 in accrued interest. All of the promissory notes have been cancelled and there are no amounts outstanding to date.

On September 10, 2009 we borrowed $25,000 from our Chief Executive Officer and Chairman of the Board. This loan bore interest at 6% per annum, and has been amended as described below.

On October 26, 2009, we issued to each of four individuals $50,000 subordinated convertible promissory notes (an aggregate principal amount of $200,000 of notes). The individuals included our Chief Executive Officer and Chairman of the Board, another director and one of our greater than 5% stockholders. The $50,000 principal amount of notes issued to the Chief Executive Officer and Chairman of the Board represent $25,000 of new funds received by us and a rollover of the September 10, 2009  loan.  The notes bear interest at 4% per annum and are payable on demand. The holders may convert the outstanding principal amount of the notes and accrued and unpaid interest thereon into shares of our common stock at any time at the conversion price in effect on the conversion date.  We may prepay the Notes on 20 days prior written notice to the holders.  We have agreed to include the shares of common stock issuable upon conversion of the Notes in any applicable registration statement filed by us with the U.S. Securities and Exchange Commission (“SEC”) covering our equity securities.

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

Inflation

Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt (if any) may not be offset by increases in cash flow. At December 31, 2009, we had $0 in floating rate debt outstanding. There was no significant impact on our operations as a result of inflation during the years ended December 31, 2009 and 2008.

Recently Issued Accounting Pronouncements

 In March 2008, the FASB issued an update to ASC 815, Derivatives and Hedging, which requires enhanced disclosures related to derivative instruments and hedging activities, including disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows.  It also provided a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock.  The amended guidance became effective on January 1, 2009.  The adoption of this guidance on January 1, 2009 did not have a material effect on our financial statements.

In June 2009, the FASB issued revised guidance for the accounting of transfers of financial assets (codified in December 2009 as Accounting Standards Update (“ASU”) No. 2009-16). The guidance eliminates the concept of a qualified special purpose entity) removes the scope exception for qualifying special-purpose entities when applying the accounting guidance related to the consolidation of variable interest entities; changes the requirements for derecognizing financial assets; and requires enhanced disclosure. This accounting guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued revised guidance for the accounting of variable interest entities (codified in December 2009 as ASU No. 2009-17), which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The accounting guidance also requires an ongoing reassessment of whether an entity is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement is not expected to have a material impact on our financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SENTISEARCH, INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
 SentiSearch, Inc.
 West Palm Beach, Florida

We have audited the accompanying balance sheets of SentiSearch, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended, and the cumulative period April 10, 2000 (commencement of business) to December 31, 2009. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SentiSearch, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and the cumulative period April 10, 2000 (commencement of business) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage, has a working capital deficiency, stockholders’ deficit and has suffered recurring losses.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP

New York, New York
March 30, 2010

SENTISEARCH, INC.
(A Development Stage Company)
Balance Sheets

	December 31,	December 31,
	2009	2008

ASSETS

Current Assets

Cash and cash equivalents	$73,612	$198,187

Security deposit	4,170	4,170

Total Current Assets	77,782	202,357

Other Assets

License and patent costs	553,332	515,722

Less: accumulated amortization	(517,410)	(426,067)

Total Other Assets	35,922	89,655

Total Assets	$113,704	$292,012

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities

Accounts payable and accrued expenses	$206,149	$125,352

Convertible notes payable – related party	150,000	-

Convertible note payable	50,000	-

Total Current Liabilities	406,149	125,352

Stockholders' Equity (Deficiency)
Common stock — $0.0001 par value, 20,000,000 shares authorized, 12,747,644 and 12,747,644 shares issued and outstanding	1,275	1,275

Additional paid - in capital	1,963,415	1,955,791

Deficit accumulated during development stage	(2,257,135)	(1,790,406)

Total Stockholders' Equity (Deficiency)	(292,445)	166,660

Total Liabilities and Stockholders' Equity (Deficiency)	$113,704	$292,012

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Operations

			For the period
			April 10, 2000
			(Commencement
	For the Years		of Business)
	Ended December 31,		to December 31,
	2009	2008	2009

Revenues	$-	$-	$-

Direct costs	-	-	-

Income after direct costs	-	-	-

Operating expenses:
General and administrative	374,344	582,372	1,724,173
Amortization of license and patent costs	91,343	55,823	517,410
	465,687	638,195	2,241,583
Other (income) expense:
Interest (income)	(498)	(2,412)	(2,910)
Interest and financing expense	1,540	6,520	18,462
	1,042	4,108	15,552
Net loss before provision for income taxes	(466,729)	(642,303)	(2,257,135)
Income taxes	-	-	-

Net loss	$(466,729)	$(642,303)	$(2,257,135)

Basic and diluted loss per share	$(0.04)	$(0.06)
Weighted average shares outstanding — basic and dilutive	12,747,644	10,317,714

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)

	Common Stock		Subscription	Additional Paid-in	Accumulated
	Shares	Amount	Receivable	Capital	Deficit	Total
Balance - April 10, 2000 (Commencement of Predecessor Business)	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(47,763)	(47,763)
Balance - December 31, 2000	-	-	-	-	(47,763)	(47,763)
Net loss	-	-	-	-	(63,169)	(63,169)
Balance - December 31, 2001	-	-	-	-	(110,932)	(110,932)
Net loss	-	-	-	-	(65,936)	(65,936)
Balance - December 31, 2002	-	-	-	-	(176,868)	(176,868)
Net loss	-	-	-	-	(77,083)	(77,083)
Balance - December 31, 2003	-	-	-	-	(253,951)	(253,951)
Net loss	-	-	-	-	(109,169)	(109,169)
Balance - December 31, 2004	-	-	-	-	(363,120)	(363,120)
Net loss	-	-	-	-	(60,870)	(60,870)
Balance - December 31, 2005	-	-	-	-	(423,990)	(423,990)
Net loss	-	-	-	-	(320,747)	(320,747)
Balance - October 2, 2006	-	-	-	-	(744,737)	(744,737)
Issuance of common stock - October 3, 2006	7,694,542	769	(769)	-	-	-
Additional contribution of capital - October 10, 2006			769	249,231		250,000
Contribution to capital of License costs and assumption of liability - October 10, 2006	-	-	-	749,334	-	749,334
Net loss	-	-	-	-	(116,822)	(116,822)
Balance - December 31, 2006	7,694,542	769	-	998,565	(861,559)	137,775
Stock-based compensation expense				1,490	-	1,490
Net loss	-	-	-	-	(286,544)	(286,544)
Balance - December 31, 2007	7,694,542	769	-	1,000,055	(1,148,103)	(147,279)
Issuance of common stock -June 29, 2008	5,053,102	506	-	927,194	-	927,700
Stock-based compensation expense				28,542		28,542
Net loss	-	-	-	-	(642,303)	(642,303)
Balance- December 31, 2008	12,747,644	1,275	-	1,955,791	(1,790,406)	166,660
Stock-based compensation expense				7,624		7,624
Net loss					(466,729)	(466,729)
Balance – December 31, 2009	12,747,644	$1,275	$-	$1,963,415	$(2,257,135)	$(292,445)

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Cash Flows

			For the period
			April 10, 2000
			(Commencement
	For the		of Business)
	Year ended		Through
	December 31,		December 31
	2009	2008	2009

Cash flows from operating activities
Net loss	$(466,729)	$(642,303)	$(2,257,135)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	7,624	28,542	37,656
Amortization	91,343	55,823	517,410
Changes in operating assets and liabilities
Security Deposits	—	(4,170)	(4,170)
Increase in accounts payable and accrued expenses	80,797	11,475	523,023
Net cash used in operating activities	(286,965)	(550,633)	(1,183,216)
Cash flows from investing activities
Investment in patents	(37,610)	(33,215)	(112,707)
Net cash used in investing activities	(37,610)	(33,215)	(112,707)

Cash flows from financing activities
(Repayment) proceeds of notes payable - related parties	—	(25,325)	154,675
Proceeds of convertible notes payable	200,000	—	200,000
Proceeds from due to related party	—	106,914	106,914
Proceeds from issuance of common stock	—	657,946	907,946
Net cash provided by financing activities	200,000	739,535	1,369,535

(Decrease)/Increase in cash and cash equivalents	(124,575)	155,687	73,612
Cash and cash equivalents — beginning of period	198,187	42,500	—

Cash and cash equivalents — end of period	$73,612	$198,187	$73,612

Non-cash from financing activities:
Assumption of liability by Sentigen Holding Corp.	$—	$—	$308,709
Stock of Sentigen Holding Corp. issued for license costs	$—	$—	$440,625

Conversion of notes payable and accrued interest to common stock	$—	$162,840	$162,840
Conversion of due to related party for common stock	$—	$106,914	$106,914

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

2. Basis of Presentation

The financial statements for the period April 10, 2000 (Commencement of Business) to December 31, 2009 differ from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the periods from April 10, 2000 through December 31, 2009. Our business was operated within Sentigen as part of its broader corporate organization rather than as a stand-alone company. Our historical financial statements do not reflect the expense of certain corporate functions that we would have needed to perform if we were not a wholly-owned subsidiary.

We are a development stage company whose planned principal operations have not yet commenced. We intend to establish a new business. We have not generated any revenues from operations and have no assurance of any future revenues. All losses accumulated since commencement of our business have been considered as part of our development stage activities.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses during the development stage of $2,257,135 and as of December 31, 2009, has a working capital deficiency of $328,367 and a stockholders' deficit of $292,445. The Company may need substantial amounts of additional financing to commercialize the research programs undertaken, for which financing may not be available on favorable terms, or at all. The Company’s ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to locate opportunities with non-profit agencies and/or potential commercial partners, raise additional capital from the sale of stock and, ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

3. Summary of Significant Accounting Policies

    a.           Cash and Cash Equivalents – Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.

b.           Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of December 31, 2009, the Company had no cash balances in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose minimal credit risk. FDIC deposit insurance is $250,000 per depositor through December 31, 2013.

c.           License and Patent Costs – The costs of intangible assets that are purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) are accounted for in accordance with accounting standards. The amortization of those intangible assets used in research and development activities is a research and development cost. However, the costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are research and development costs at the time the costs are incurred. We determined that the licensing costs arising from our exclusive licensing agreement with The Trustees of Columbia University have alternative future uses. These costs have been capitalized and are being amortized on a straight-line basis through April 2010 (see Note 4).

d.           Impairment – Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset or fair market value. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe that none of our intangible and long-lived assets are impaired as of December 31, 2009 (see Note 4 and 5).

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

f.           Income Taxes – The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2009, the Company is unaware of any uncertain tax positions.

g.           Loss Per Share – The accompanying financial statements include loss per share calculated as required by Accounting standards on a “pro-forma” basis as if we were a separate entity from the period April 10, 2000 (commencement of business) until October 3, 2006 (our date of incorporation). Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Accounting standards prohibits adjusting the denominator of diluted earnings per share for additional potential common shares when a net loss from continuing operations is reported. The assumed exercise of common stock equivalents was not utilized for the twelve months ended December 31, 2009 since the effect would be anti-dilutive. As of December 31, 2009, 675,000 options were outstanding of which 541,667 were exercisable.

h.           Fair Value of Financial Instruments – The Company adopted the Financial Accounting Standards Board Fair Value Measurements, as it applies to its financial statements. This standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The standard establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. The standard requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

The carrying value of current assets and liabilities approximates fair value due to the short period of time to maturity. The carrying amount of notes payable approximate their fair value, using level three inputs, as the current interest rate on such instruments approximates current market rates on similar instruments.

i.           Stock-Based Compensation– Stock-based compensation expense represents share-based payment awards based upon the grant date fair value estimated in accordance with  accounting standards. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. Stock-based compensation expense is recognized based upon awards ultimately expected to vest, reduced for estimated forfeitures. Forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Company accounts for its issuances of stock-based compensation to non-employees for services using the measurement date guidelines enumerated in the accounting standards. Accordingly, the value of any awards that were vested and non forfeitable at their date of issuance were measured based on the fair value of the equity instruments at the date of issuance. The non-vested portion of awards that are subject to the future performance of the counterparty are adjusted at each reporting date to their fair values based upon the then current market value of the Company’s stock and other assumptions that management believes are reasonable. The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services rendered. The fair value of the stock options granted was calculated using the Black-Scholes option pricing model.

j.           Recently Adopted Accounting Pronouncements

On January 1, 2009, we adopted Accounting Standards Codification (the “ASC” or “Codification”) 350-30, “Determination of the Useful Life of Intangible Assets”. ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The adoption did not have a significant impact on our financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued and update to ASC 855, “Subsequent Events”. This Codification does not require significant changes regarding recognition or disclosure of subsequent events, but does require evaluation of subsequent events through the date the financial statements are issued.  The update was effective upon issuance.  The adoption did not have a significant impact on our financial statements.  Subsequent events have been evaluated through the time of the filing of our annual report on Form 10-K.

On April 1, 2009, we adopted ASC 825-10 and ASC 270-10, “Interim Disclosures about Fair Value of Financial Instruments”. This Codification requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The Codification is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption did not have a significant impact on our financial statements.

On April 1, 2009, we adopted ASC 320-10, “Recognition and Presentation of Other-Than-Temporary Impairments”. The Codification amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Codification does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This Codification is effective for interim and annual reporting periods ending after June 15, 2009. The adoption did not have a significant impact on our financial statements.

 On April 1, 2009, we adopted ASC 820-10, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and identifying Transactions That Are Not Orderly”.  This Codification provides additional guidance for estimating fair value when the volume and activity for the asset or liability have significantly decreased. This Codification also includes guidance on identifying circumstances that indicate a transaction that is not orderly. The Codification is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption did not have a significant impact on our financial statements.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which established the FASB as the source of authoritative principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”).  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  This standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this standard did not have a material impact on our financial statements.

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

On October 10, 2006, the Company entered into a contribution agreement with Sentigen pursuant to which Sentigen transferred to us all of its olfaction intellectual property, including the Columbia License. On October 17, 2006, Columbia consented to the assignment of the Columbia License from Sentigen Biosciences to SentiSearch subject to certain conditions, all of which have already been satisfied to the extent currently required.

The value of the Columbia License is recorded as license costs, net of accumulated amortization on the accompanying balance sheet. The original value of the license costs reflects the closing share price of Sentigen’s common stock on April 10, 2000. The value of the license costs, net of amortization as of December 31, 2009 was $10,909.

Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review of the Company’s olfaction technology was performed by Charter Capital Advisers, Inc. in August 2006 which concluded that the estimated range of fair value was $120,000 to $190,000. An impairment loss of $122,996 was recognized as amortization expense in August 2006 as the amount of the excess of the carrying value over the fair market value of the asset.

The license costs are being amortized on a straight line basis through April 2010.  Expected amortization expense for the year ending December 31, 2010 is $10,909.

 5. Patent Costs

During July 2007, the Company was issued two patents in the United States. During November 2007, the Company was issued a patent in Australia and during May 2008, the Company was issued a patent in Mexico. One of the U.S. patents and the Australia and Mexico patents, were issued directly to the Company and the other U.S. patent was issued under the Columbia License. All of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.

The value of the patent costs, mainly consisting of legal and application fees in the amount of $112,707, is recorded as patent costs, net of accumulated amortization on the accompanying balance sheet. The value of the patent costs, net of amortization as of December 31, 2009 was $25,013.

The patent costs are being amortized on a straight line basis through April 2010, the remaining term of the license costs.  Expected amortization expense for the year ending December 31, 2010 is $25,013.

6. Share-Based Payments

On May 16, 2007, the Company granted options to purchase 50,000 shares of its common stock at an exercise price of $0.18 per share to a director.  The fair value of the underlying common stock at the date of grant was $0.18 per share.  The options vested immediately and have a five year term.  Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows:  risk-free interest rate of approximately 5%; expected divided yield of 0%; expected option life of two and one-half years; and expected volatility of approximately 17%.  The aggregate grant date fair value of the award amounted to $1,490.

On March 27, 2008 and May 14, 2008, the Company granted options to purchase an aggregate of 425,000 and 100,000 shares, respectively,  of its common stock to three individuals for consulting services rendered to the Company and a director, respectively, each at an exercise price of $0.19 per share and term of ten years. The terms of the consulting arrangements are for five years. The fair value of the underlying common stock at the date of grant was $0.07 per share. The options granted on March 27, 2008, vest as follows: 158,334 immediately, 133,333 on the first anniversary and 133,333 on the second anniversary. The options granted on May 14, 2008 vested upon stockholder approval to amend the Certificate of Incorporation to increase the number of authorized shares of common stock at the annual stockholder meeting on June 24, 2008, and have a term of ten years unless cancelled earlier upon director's removal or resignation from the board. Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of approximately 4%; expected dividend yield of 0%; expected option life of ten years; and expected volatility of approximately 17%. The aggregate grant date fair value of the award amounted to $36,698.

On October 20, 2009, the Company granted options to purchase 100,000 shares of its common stock at an exercise price of $0.05 per share to a director.  The fair value of the underlying common stock at the date of grant was $0.03 per share.  The options vested immediately and have a ten year term.  Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of approximately 3%; expected divided yield of 0%; expected option life of ten years; and expected volatility of approximately 22%.  The aggregate grant date fair value of the award amounted to $634.

The Company recorded $7,624 and $28,542 of compensation expense for the year ended December 31, 2009 and 2008, respectively, related to these options.

The weighted-average grant date fair value of options granted during the year ended December 31, 2009 amounted to $0.006 per share. Total unamortized compensation expense related to unvested stock options at December 31, 2009 amounted to $1,165 and is expected to be recognized over a weighted average period of approximately three months.

The following table summarizes information on all common stock purchase options issued by us for the years ended December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

Outstanding, beginning of the year	575,000	$0.19	50,000	$0.18
Granted	100,000	0.05	525,000	0.19

Outstanding, end of the year	675,000	$0.17	575,000	$0.19

Exercisable, end of the year	541,667	$0.16	308,334	$0.19

The number and weighted average exercise prices of all common stock purchase options as of December 31, 2009 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price

$0.05 to $0.19	675,000	8.06	$0.16

All options were issued at an option price equal to the market price on the date of the grant in addition, none of the options currently outstanding have any intrinsic value.

The Company issues new shares of common stock upon exercise of stock options.

7. Notes Payable

On June 21, 2007, the Company entered into demand promissory notes with four of its stockholders including its Chief Executive Officer and a member of the Board of Directors (together, the “Lenders”), providing for loans to the Company in the aggregate amount of $180,000. The promissory notes accrued interest at Citibank N.A’s reported prime rate plus 3%, which was due and payable at the time the principal amount of each respective promissory note became due. Although the promissory notes had a maturity date of June 22, 2009. Each Lender had the right to demand the payment of all of the outstanding principal and interest of his or its respective promissory note at any time prior to the maturity date. At the time of the loan transaction, each of the Lenders was a beneficial owner of 5% or more of the Company’s common stock.

In May and June 2008, these promissory notes were converted into subscriptions agreements in two phases. The accrued interest expense related to the promissory notes amounted to $16,921, of which $8,756 was paid in cash and $8,165 was converted into the subscriptions.

During October 2009, the Company issued to each of four individuals $50,000 subordinated convertible promissory notes (the “Notes”) aggregating $200,000. The individuals included the Company’s Chief Executive Officer and Chairman of the Board, another director, one of the Company’s greater than 5% stockholders and an accredited investor. The  $50,000 principal amount of Notes issued to the Chief Executive Officer and Chairman of the Board represent $25,000 of new funds received and a rollover of a $25,000 loan made by him to the Company on September 10, 2009.  The Notes bear interest of 4% per annum and are payable on demand on the earlier of (i) the date on which the Company publicly announces a joint venture or strategic relationship, the execution of a license, or similar agreement with a third-party with respect to the Company’s technology and (ii) the date on which the Company files with the SEC its annual report on Form 10-K, which includes audited financial statements for the year ended December 31, 2009, such date referred to as the target date.  The holders may convert the outstanding principal amount of the Notes and accrued and unpaid interest thereon into shares of the Company’s common stock at any time commencing on the fifth trading day immediately following the target date at the conversion price in effect on such date.  The conversion price will be the greater of (i) the average of the closing sale price of the Company’s common stock for the five trading days immediately following the target date and (ii) $0.05 per share.

The Company may prepay the Notes on 20 days prior written notice to the holders.  The Company has agreed to include the shares of common stock issuable upon conversion of the Notes in any applicable registration statement filed by the Company with the SEC covering its equity securities.

8. Stockholders’ Equity

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

Participants in the financings included ten of our largest stockholders (each holding 50,000 or more shares of our common stock), including, the Company’s Chairman of the Board and Chief Executive Officer, a director, and certain holders of 5% or more of the Company’s common stock. All ten stockholders participated in the first tranche of the financing, and six stockholders (including a director) participated in the second tranche of the financing.

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

 The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception.  The earliest tax year subject to examination by these taxing authorities is 2006.

Deferred taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting and the amounts recognized for income tax purposes as well as the tax effects of net operating loss carryforwards. The significant components of net deferred tax assets are as follows:

	December 31,
	2009	2008

Net operating loss carryforwards	$538,245	$374,844

Amortization	100,850	80,608

Stock based compensation	15,063	12,013

Less: Valuation allowance	654,158	467,465

Net deferred tax assets	$-	$-

The Company believes that it is more likely than not that the deferred tax assets will not be realized and have therefore provided a valuation allowance in the accompanying balance sheet equal to the entire amount of the deferred tax assets. The provision for income taxes on continuing operations differs from the amount using the statutory federal income tax rate (34%) as follows:

			For the period
			April
			10, 2000
			(Commencement
			of Predecessor
	For the years ended December		Business) to
	31,		December 31,
	2009	2008	2009

At Statutory Rates	$(158,688)	$(218,383)	$(767,426)
State income taxes, net of federal benefit	(28,004)	(38,538)	(135,428)
NOL’s utilized by Sentigen	—	—	297,895
Increase in valuation allowance	186,692	256,921	604,959

Provision for income taxes	$—	$—	$—

At December 31, 2009, the Company has federal and state net operating loss carryforwards of approximately $1,345,615 for each tax jurisdiction, available to offset future federal and state taxable income through December 31, 2029. There are no tax-related balances due to or from any entities of which the Company was previously affiliated.

10. Recently Issued Accounting Pronouncements

In June 2009, the FASB issued an update to ASC 810, Consolidation, which modifies the existing quantitative guidance used in determining the primary beneficiary of a variable interest entity (“VIE”) by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.  The adoption of this guidance on January 1, 2010 is not expected to  have a material impact  on our financial position or results of operations.

In June 2009, the FASB issued revised guidance for the accounting of variable interest entities (codified in December 2009 as ASU No. 2009-17), which replaces the quantitative-based risks and rewards approach with a qualitative approach that focuses on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. The accounting guidance also requires an ongoing reassessment of whether an entity is the primary beneficiary and requires additional disclosures about an enterprise’s involvement in variable interest entities. This accounting guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this guidance is not expected to have a material impact on our financial position or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

11. Commitments and Contingencies

The Company has entered into a one-year sublease for office space in West Palm Beach, Florida.  The sublease expires in June 2010, with an option to renew for an additional year. The sublease requires monthly payments of approximately $1,390 through June 2010.

12. Related Party Transactions

On September 10, 2009, the Company entered into a loan agreement with the Chief Executive Officer in the amount of $25,000 (the “September Loan”).  The loan bore interest at 6% per annum and was settled on October 27, 2009.

On October 20, 2009 a newly appointed Director was granted options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.05 per share.  The options vested immediately and have a ten year term.

Please refer to Notes 6 and 7 regarding additional related party transactions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

 ITEM  9A(T).     CONTROLS AND PROCEDURES.

Controls and Procedures

As of December  31, 2009, Mr. Joseph K. Pagano, who as our Chief Executive Officer, Secretary and Treasurer is our principal executive and principal financial officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Rules 13a-15(e) and Rule 15d-15(e)of the Securities Exchange Act of 1934 ("Disclosure Controls"). Based upon this evaluation, Mr. Pagano concluded that the Disclosure Controls were effective, as of the date of their evaluation, in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that any information relating to us that is required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended December 31, 2009, there were no changes in our "internal control over financial reporting" as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 (“Internal Control”), that have materially affected or are reasonably likely to materially affect our Internal Control.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in  Internal Control over Financial Reporting — Guidance for Smaller Public Companies.

We are a development stage organization, with our chief executive officer having control over all of the detail accounting transactions and the day-to-day activities. Although this control rests with the chief executive officer, care was taken to select and employ key controls which are sensitive to the segregation of duties issue. Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

ITEM 9B.          OTHER INFORMATION.
None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officer

Set forth below are the names, ages and current positions of our executive officer and directors. We have one employee, in addition to Joseph K. Pagano, who presently serves as our Chief Executive Officer, Secretary and Treasurer for no compensation.

Name	Age	Position
Joseph K. Pagano	65	Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors
Frederick R. Adler	84	Director
Erik R. Lundh	40	Director
Dean R. Gresk	47	Director

The following information includes information each director and executive officer has given us about his age, all positions he holds, his principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he currently serves as a director or has served as a director during the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board of Directors to the conclusion that he should serve as a director, we also believe that all of our directors have a reputation for integrity, honesty and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to the Company and our Board of Directors.

Joseph K. Pagano has served as our Chief Executive Officer, Secretary and Treasurer and as the Chairman of our Board since our formation in October 2006 and as the Chairman of the Board of Sentigen from 1996 until November 2006. He served as Sentigen’s Chief Executive Officer and President from 1996 through March 21, 2006. Mr. Pagano has been a private investor for more than the past five years. Mr. Pagano has been active in venture capital for over 20 years, with investments in a wide variety of industries, including information and technology, medical equipment, biotechnology, communications, retailing and outsourcing. He was a founding investor in Ribi Immunochem, one of the earliest biotechnology companies to go public and one of the first to focus on cancer vaccines. He participated in the early round financing of Amcell Cellular Communication, which was sold to Comcast. He was a founding investor of NMR of America, the first MRI center business to go public and was also a founding shareholder and director of Office Depot, the first office warehouse to go public.  Mr. Pagano’s vast experience with Sentigen and our technology, together with his extensive experience in various industries, makes him uniquely qualified to serve on our Board of Directors.

Frederick R. Adler has been our director since our formation in October 2006 and was a director of Sentigen from May 1996 until November 2006. Mr. Adler is Managing Director of Adler & Company, a venture capital management firm he organized in 1968, and a general partner of its related investment funds. He is also a director of SIT Investments, Inc., an investment management firm located in Minneapolis, Minnesota and from 1977 to 1995 was a trustee and member of the Finance Committee of Teachers Insurance and Annuity Association. Mr. Adler is a retired partner of the law firm of Fulbright & Jaworski L.L.P. and was previously a senior partner in the firm and of counsel to the firm. From 1982 to 1996 he was a director of Life Technologies, Inc., a significant supplier in the biotechnology area, serving at various times until January 1, 1988 as either its Chairman or its Chief Executive Officer and after 1988 as Chairman of its Executive Committee. He has been a founding investor and a director of a number of technology entities including Data General Corporation, Applied Materials, Inc., Life Technologies, Inc., Biotechnology General (now Savient) and Synaptic. In 1998, Mr. Adler received an honorary doctorate from the Technion-Israel Institute of Technology in recognition of his work in the development of the Israeli high technology industry.  Mr. Adler’s extensive experience with Sentigen, our former parent company, and our technology, as well as experience in the biotechnology field, makes him uniquely qualified to serve on our Board of Directors.

Erik R. Lundh has been our director since May 2007. Mr. Lundh currently leads operations in the Western Unites States for J. Robert Scott, a boutique executive search firm Mr. Lundh joined in November 2009.  Mr. Lundh is also the leader of J. Robert Scott’s life sciences practice.  From 2006 to November 2009, Mr. Lundh led the biotechnology sector of Heidrick & Struggles’ global life sciences practice, and managed the firm’s San Francisco office. He joined Heidrick & Struggles in 2006 and has more than 19 years’ experience in the life sciences industry. From 2005 to 2006, Mr. Lundh served as a client partner with Korn/Ferry, an international executive search firm. From 2003 to 2004, Mr. Lundh was executive vice president of commercial operations for Sentigen Holding Corp. Earlier, Mr. Lundh worked in industry for several life sciences companies in operating roles spanning corporate strategy, business development, sales and marketing, and commercial operations.  Mr. Lundh’s extensive experience in the biotechnology field and life sciences industry makes him uniquely qualified to serve on our Board of Directors.

Dean R. Gresk has been our director since October 2009.  Mr. Gresk is currently a real estate broker with Aspen Signature Properties, a position he has held since March 2007.  Prior to joining Aspen Signature Properties, Mr. Gresk worked for Sentigen Holding Corp., the Company’s former holding company, as a manager reporting directly to Joseph K. Pagano, Sentigen’s Chief Executive Officer and the Company’s Chief Executive Officer.  Mr. Gresk’s management experience with Sentigen, our former parent company, and its operations, as well as his familiarity with our technology, makes him uniquely qualified to serve on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us with respect to our most recent fiscal year, we believe that all required reports by our officers, directors and 10% or greater stockholders were filed on a timely basis.

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

Committees

We do not and, for at least the near future, will not have an audit, nominating or compensation committee because we believe that our Board of Directors is capable of performing the respective functions of the foregoing committees as a result of our size. The Board of Directors has determined that Frederick R. Adler qualifies as an “audit committee financial expert” under SEC regulations and has accounting or related financial management expertise and that Mr. Adler is an “independent” director, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not apply to us because we do not have any securities that are listed on NASDAQ.

We have not adopted any procedures by which our stockholders may recommend nominees to our Board of Directors.

ITEM 11.            EXECUTIVE COMPENSATION.

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

Director Compensation.

The following table sets forth a summary of the compensation we paid to our directors during fiscal year 2009.

Name	Option awards (1)	Total
	($)	($)
Joseph K. Pagano	—	—
Frederick R. Adler	—	—
Erik R. Lundh	—	—
Dean R. Gresk (2)	$634	$634

(1)          The amounts in this column represent the dollar amount recognized in accordance with FASB ASC Topic 718 for financial statement reporting purposes with respect to the 2009 fiscal year for the fair value of stock options granted in 2009. Assumptions used in the calculation of these amounts for the 2009 fiscal year are included in Note 6 to our audited financial statements for the 2009 fiscal year included elsewhere herein.

(2)           On October 20, 2009, we granted 100,000 ten-year options at $0.05 per share to Dean R. Gresk.  The options vested immediately and were granted at an exercise price greater than the closing price on the date of grant.

Typically, our directors are not compensated for the services they provide other than with respect to reimbursement of out of pocket expenses actually incurred. Mr. Gresk, however, in addition to serving as a director, will also provide certain non-Board related services to us for which he will be paid $500 per day, in addition to reimbursement for his travel expenses.  Mr. Gresk received no such payments in 2009.  In the future, if and when our operations so dictate, we may approve payment of retainers for our directors, but currently, no such plans have been approved. Other than the option grants to Messrs. Adler, Lundh and Gresk discussed above, there have been no equity grants to directors to date.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information with respect to the beneficial ownership of our common stock as of March 23, 2010 by (1) each of our stockholders who is known to us to be a beneficial owner of more than 5% of our outstanding common stock, (2) each of our current directors, (3) our executive officer, and (4) our executive officer and all of our directors as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power over the shares listed.

The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our common stock subject to options, warrants or other convertible securities that are exercisable or convertible within 60 days as of March 23, 2010 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder's percentage ownership. The same securities may be beneficially owned by more than one person. Shares of common stock subject to options, warrants, restricted stock units, restricted stock awards or convertible securities that are not exercisable or do not vest within 60 days from March 23, 2010 are not included in the table below as shares “beneficially owned”.

Percentage ownership of our common stock is based on the 12,747,844 shares of common stock outstanding as of March 23, 2010.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock

Joseph K. Pagano	1,195,265	(1)	9.4%
1217 South Flagler Drive, 3rd Floor West Palm Beach, Florida 33401

Frederick R. Adler	1,611,941	(2)	12.5%
1520 S. Ocean Boulevard Palm Beach, Florida 33480

Erik R. Lundh	55,000	(3)	*
c/o Heidrick & Struggles One California Street, Ste. 2400 San Francisco, CA 94111

Samuel A. Rozzi	1,628,777	(4)	12.8%
c/o Corporate National Realty Inc. 135 Crossways Park Drive, Suite 104 Woodbury, New York 11797

The Joseph A. Pagano, Jr. 2007 Trust	1,128,157		8.8%
1217 South Flagler Drive, 3rd Floor West Palm Beach, Florida 33401

Longview Partners, L.P.	1,260,458	(5)	9.9%
c/o Adler & Co. 400 Madison Ave. Suite 7C New York, NY 10017

Susan Chapman	1,287,525	(6)	10.1%
c/o Adler & Co. 400 Madison Ave., Suite 7C New York, NY 10017

Dean R. Gresk	100,000	(7)	*
c/o Aspen Signature Properties 215 S. Monarch Suite 201 Aspen, CO 81611

Executive officer and all directors as a group (4 persons)	2,962,206	(1)(2)	23.2%

*	Represents less than 1%.

(1)
Includes 25,000 shares of Common Stock held of record by the Joseph Pagano, Jr. Trust. Mr. Pagano disclaims beneficial ownership of all shares other than those held in his name. Does not include the shares of Common Stock held of record by The Joseph A. Pagano Jr. 2007 Trust, a trust for which Mr. Pagano has no investment control, right to revoke, or voting rights.

(2)	Includes 100,000 shares issuable upon the exercise of stock options to purchase share of our Common Stock that are exercisable within 60 days of March 23, 2010

(3)
Includes 2,500 shares held of record by each of Mr. Lundh’s son and daughter. Mr. Lundh disclaims beneficial ownership of these shares. Includes 50,000 shares issuable upon the exercise of stock options to purchase shares of our Common Stock that are exercisable within 60 days of March 23, 2010.

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

(7)	Represents 100,000 shares issuable upon the exercise of stock options to purchase shares of our Common Stock that are exercisable within 60 days of March 23, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

On October 26, 2009, we issued to each of four individuals who qualify as “accredited investors”, $50,000 principal amount of our subordinated convertible promissory notes (the “Notes”) (a total of $200,000 principal amount of Notes). The investors include our Chief Executive Officer and a member of our Board of Directors,  a beneficial owner of more than 10% of our common stock and another accredited investor. The  $50,000 principal amount of Notes issued to our Chief Executive Officer represented $25,000 of new funds received by us and a rollover of  a $25,000 loan made by him to us in  September 10, 2009.   Principal and accrued interest on the Notes are payable upon demand of the holders.  The Notes bear interest at the rate of 4% per annum.  The holders may convert the outstanding principal amount of the Notes and accrued and unpaid interest thereon into shares of our common stock at any time  at the conversion price then in effect on the conversion date.  We may prepay the Notes on 20 days prior written notice to the holders.  We have agreed to include the shares of common stock issuable upon conversion of the Notes in any applicable registration statement filed by us with the SEC covering our equity securities.

Review, Approval or Ratification of Transactions with Interested Persons

All transactions with related persons covered by Item 404(a) of Regulation S-K are reviewed by the full Board of Directors.  We do not have a written policy in respect of such review.

Director Independence

Our common stock trades on the OTCBB, which currently does not have director independence requirements. Messrs. Adler and Lundh have been deemed by our Board of Directors to be “independent” directors, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ. As discussed above, Mr. Gresk is entitled to receive $500 per day for non-Board related services to the Company, in addition to reimbursement of his travel expenses.  Mr. Gresk may not be considered independent if he received in excess of $120,000 in a year from the Company.  For the year ended December 31, 2009, Mr. Gresk received no such payments.  In determining independence, the Board of Directors has determined, among other items, whether the directors have any relationship that would interfere with the exercise of independent judgment.  We do not expect to have an audit, nominating or compensation committee because we believe that our Board of Directors is capable of performing the respective functions of the foregoing committees as a result of our size.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2009 and 2008 for: (i) services rendered for the audit of our annual financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2008	December 31, 2009
(i) Audit Fees	$40,000	$35,000
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-

Total Fees	$40,000	$35,000

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and services that are normally provided by Raich Ende Malter & Co. LLP in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We currently do not have a designated audit committee, and accordingly, our Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. The independent auditors are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During 2009, all of the audit fees were pre-approved by our Board of Directors.

PART IV

ITEM 14.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Description
3.1	Certificate of Incorporation of SentiSearch, Inc.(1)

3.1.1	Certificate of Amendment to Certificate of Incorporation of SentiSearch, Inc. dated June 24, 2008, incorporated by reference to Exhibit 3.1 on SentiSearch’s Form 8-K filed on June 26, 2008.

3.2	Bylaws of SentiSearch, Inc.(1)

4.1	Specimen Common Stock Certificate of SentiSearch, Inc.(2)

10.1	Exclusive License Agreement dated April 10, 2000 between Sentigen Biosciences, Inc. (formerly known as Sentigen Corp.), and The Trustees of Columbia University in the City of New York.(1)

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

10.3	Separation and Distribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.(1)

10.4	Contribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.(1)

10.5	Patent Assignment, dated October 10, 2006, by Sentigen Holding Corp. to SentiSearch, Inc.(1)

10.6	Form of Indemnification Agreement.(1)

10.7	Option Agreement dated May 16, 2007 by and between Erik R. Lundh and SentiSearch, Inc., incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on May 18, 2007.

10.8	Form of Demand Promissory Note, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on June 22, 2007.

10.9	Revolving Credit Note, dated as of March 10, 2008, incorporated by reference to Exhibit 10.1 to SentiSearch’s on Form 10-Q filed for the Quarter Ending March 31, 2008.

10.10	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on May 15, 2008.

10.11	Revolving Credit Note dated as of March 10, 2008, incorporated by reference to SentiSearch’s Exhibit 10.1 on Form 8-K filed on May 15, 2008.

10.12	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on June 26, 2008.

10.13
Sublease dated as of June 16, 2009 between SentiSearch and Muriel Siebert & Co., Inc., incorporated by reference to Exhibit 10.1, to SentiSearch’s Quarterly Report Form 10-Q for the Quarter Ended September 30, 2009.

10.14	Subordinated Convertible Promissory Note made by SentiSearch in favor of Samuel Rozzi.*

10.15	Subordinated Convertible Promissory Note made by SentiSearch in favor of Frederick R. Adler.*

10.16	Subordinated Convertible Promissory Note made by SentiSearch in favor of Joseph K. Pagano.*

10.17	Subordinated Convertible Promissory Note made by Sentisearch in favor of Rosalind Davidowitz.*

10.18	Stock Option Agreement between SentiSearch and Dean R. Gresk dated as of October 20, 2009.*

31	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*

32	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to SentiSearch’s Registration Statement on Form 10-SB filed with the SEC on November 15, 2006. File No. 000-52320.

(2)	Incorporated by reference to SentiSearch’s Registration Statement on Amendment No. 1 to Form 10-SB filed with the SEC on November 29, 2006. File No. 000-52320.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTISEARCH, INC.

Date: March 31, 2010	By:	/s/ Joseph K. Pagano
Joseph K. Pagano, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Joseph K. Pagano
Joseph K. Pagano	Chief Executive Officer, Secretary and Treasurer Chairman of the Board, Principal Executive Officer and Principal Financial and Accounting Officer	March 31, 2010

/s/ Frederick R. Adler
Frederick R. Adler	Director	March 31, 2010

/s/ Dean R. Gresk
Dean R. Gresk	Director	March 31, 2010

/s/ Erik R. Lundh
Erik R. Lundh	Director	March 31, 2010

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of SentiSearch, Inc.(1)

3.1.1	Certificate of Amendment to Certificate of Incorporation of SentiSearch, Inc. dated June 24, 2008, incorporated by reference to Exhibit 3.1 on SentiSearch’s Form 8-K filed on June 26, 2008.

3.2	Bylaws of SentiSearch, Inc.(1)

4.1	Specimen Common Stock Certificate of SentiSearch, Inc.(2)

10.1	Exclusive License Agreement dated April 10, 2000 between Sentigen Biosciences, Inc. (formerly known as Sentigen Corp.), and The Trustees of Columbia University in the City of New York.(1)

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

10.3	Separation and Distribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.(1)

10.4	Contribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.(1)

10.5	Patent Assignment, dated October 10, 2006, by Sentigen Holding Corp. to SentiSearch, Inc.(1)

10.6	Form of Indemnification Agreement.(1)

10.7	Option Agreement dated May 16, 2007 by and between Erik R. Lundh and SentiSearch, Inc., incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on May 18, 2007.

10.8	Form of Demand Promissory Note, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on June 22, 2007.

10.9	Revolving Credit Note, dated as of March 10, 2008, incorporated by reference to Exhibit 10.1 to SentiSearch’s on Form 10-Q filed for the Quarter Ending March 31, 2008.

10.10	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on May 15, 2008.

10.11	Revolving Credit Note dated as of March 10, 2008, incorporated by reference to SentiSearch’s Exhibit 10.1 on Form 8-K filed on May 15, 2008.

10.12	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on June 26, 2008.

10.13
Sublease dated as of June 16, 2009 between SentiSearch and Muriel Siebert & Co., Inc., incorporated by reference to Exhibit 10.1, to SentiSearch’s Quarterly Report Form 10-Q for the Quarter Ended September 30, 2009.

10.14	Subordinated Convertible Promissory Note made by SentiSearch in favor of Samuel Rozzi.*

10.15	Subordinated Convertible Promissory Note made by SentiSearch in favor of Frederick R. Adler.*

10.16	Subordinated Convertible Promissory Note made by SentiSearch in favor of Joseph K. Pagano.*

10.17	Subordinated Convertible Promissory Note made by Sentisearch in favor of Rosalind Davidowitz.*

10.18	Stock Option Agreement between SentiSearch and Dean R. Gresk dated as of October 20, 2009.*

31	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*

32	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to SentiSearch’s Registration Statement on Form 10-SB filed with the SEC on November 15, 2006. File No. 000-52320.

(2)	Incorporated by reference to SentiSearch’s Registration Statement on Amendment No. 1 to Form 10-SB filed with the SEC on November 29, 2006. File No. 000-52320.

*  Filed herewith.