Form 10-Q
period 2010-03-31
SentiSearch, Inc.
filed 2010-05-17
CIK 1380024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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
Yes ☐   No ☒

As of May 12, 2010, the Company had outstanding 16,821,787 shares of Common Stock.

TABLE OF CONTENTS
 SENTISEARCH, INC.
 FORM 10-Q

Page
PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements	3
ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	15
ITEM 4 Controls and Procedures	15
PART II OTHER INFORMATION
ITEM 6 Exhibits	17
SIGNATURES	18

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements.

SENTISEARCH, INC.
(A Development Stage Company)
Balance Sheets

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$11,376	$73,612
Security deposit	4,170	4,170
Total Current Assets	15,546	77,782

Other Assets
License and patent costs	560,325	553,332
Less: accumulated amortization	(548,826)	(517,410)
Total Other Assets	11,499	35,922

Total Assets	$27,045	$113,704

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$289,667	$206,149
Convertible notes payable - related party	150,000	150,000
Convertible note payable	50,000	50,000
Total Current Liabilities	489,667	406,149

Stockholders' Deficiency
Common stock — $0.0001 par value, 20,000,000 shares authorized, 12,747,844 and 12,747,844 shares issued and outstanding	1,275	1,275
Additional paid-in capital	1,964,580	1,963,415
Deficit accumulated during development stage	(2,428,477)	(2,257,135)

Total Stockholders' Deficiency	(462,622)	(292,445)

Total Liabilities and Stockholders' Deficiency	$27,045	$113,704

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Operations (Unaudited)

			For the period
			April 10, 2000
			(Commencement
	For the three months		of Business)
	ended March 31,		to March 31,
	2010	2009	2010

Revenues	$-	$-	$-
Direct costs	-	-	-
Income after direct costs	-	-	-

Operating expenses:
General and administrative	137,873	101,175	1,862,046
Amortization of license and
patent costs	31,416	19,910	548,826
	169,289	121,085	2,410,872
Other (income) expense:
Interest income	(1)	(390)	(2,911)
Interest and financing expense	2,054	-	20,516
	2,053	(390)	17,605

Net loss before provision for
income taxes	(171,342)	(120,695)	(2,428,477)

Income taxes	-	-	-

Net loss	$(171,342)	$(120,695)	$(2,428,477)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares
outstanding - basic and dilutive	12,747,844	12,747,844

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Changes in Stockholders' Deficiency

	Common Stock		Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount

Balance - April 10, 2000 (Commencement of Predecessor Business)	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(47,763)	(47,763)
Balance - December 31, 2000	-	-	-	-	(47,763)	(47,763)
Net loss	-	-	-	-	(63,169)	(63,169)
Balance - December 31, 2001	-	-	-	-	(110,932)	(110,932)
Net loss	-	-	-	-	(65,936)	(65,936)
Balance - December 31, 2002	-	-	-	-	(176,868)	(176,868)
Net loss	-	-	-	-	(77,083)	(77,083)
Balance - December 31, 2003	-	-	-	-	(253,951)	(253,951)
Net loss	-	-	-	-	(109,169)	(109,169)
Balance - December 31, 2004	-	-	-	-	(363,120)	(363,120)
Net loss	-	-	-	-	(60,870)	(60,870)
Balance - December 31, 2005	-	-	-	-	(423,990)	(423,990)
Net loss	-	-	-	-	(320,747)	(320,747)
Balance - October 2, 2006	-	-	-	-	(744,737)	(744,737)
Issuance of common stock - October 3, 2006	7,694,542	769	(769)	-	-	-
Additional contribution of capital - October 10, 2006	-	-	769	249,231	-	250,000
Contribution to capital of License costs and assumption of liability - October 10, 2006	-	-	-	749,334	-	749,334
Net loss	-	-	-	-	(116,822)	(116,822)
Balance - December 31, 2006	7,694,542	769	-	998,565	(861,559)	137,775
Stock-based compensation expense				1,490	-	1,490
Net loss	-	-	-	-	(286,544)	(286,544)
Balance - December 31, 2007	7,694,542	769	-	1,000,055	(1,148,103)	(147,279)
Issuance of common stock - June 29, 2008	5,053,302	506	-	927,194	-	927,700
Stock-based compensation expense				28,542		28,542
Net loss	-	-	-	-	(642,303)	(642,303)
Balance - December 31, 2008	12,747,844	1,275	-	1,955,791	(1,790,406)	166,660
Stock-based compensation expense				7,624		7,624
Net loss					(466,729)	(466,729)
Balance - December 31, 2009	12,747,844	1,275	-	1,963,415	(2,257,135)	(292,445)
Stock-based compensation expense (unaudited)				1,165		1,165
Net loss (unaudited)					(171,342)	(171,342)
Balance - March 31, 2010 (unaudited)	12,747,844	$1,275	$-	$1,964,580	$(2,428,477)	$(462,622)

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			For the period
			April 10, 2000
			(Commencement
	For the		of Business)
	three months ended		Through
	March 31		March 31,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(171,342)	$(120,695)	$(2,428,477)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	1,165	3,495	38,821
Amortization	31,416	19,910	548,826

Changes in operating assets & liabilities
Increase in security deposits	-	-	(4,170)
Increase in prepaid expense	-	(2,688)	-
Increase in accounts payable and accrued expenses	83,518	34,868	606,541

Net cash used in operating activities	(55,243)	(65,110)	(1,238,459)

Cash flows from investing activities
Investment in patents	(6,993)	(8,205)	(119,700)

Net cash used in investing activities	(6,993)	(8,205)	(119,700)

Cash flows from financing activities
Proceeds of notes payable - related parties	-	-	154,675
Proceeds of convertible notes payable	-	-	200,000
Proceeds from due to related party	-	-	106,914
Proceeds from issuance of common stock, net of offering costs	-	-	907,946

Net cash provided by financing activities	-	-	1,369,535

(Decrease) Increase in cash and cash equivalents	(62,236)	(73,315)	11,376
Cash and cash equivalents — beginning of period	73,612	198,187	-

Cash and cash equivalents — end of period	$11,376	$124,872	$11,376

Non-cash from financing activities:
Assumption of liability by Sentigen Holding Corp.	$-	$-	$308,709

Stock of Sentigen Holding Corp. issued for license costs	$-	$-	$440,625

Conversion of notes payable and accrued interest to common stock	$-	$-	$162,840

Conversion of due to related party for common stock	$-	$-	$106,914

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

2. Basis of Presentation

The financial statements for the period April 10, 2000 (Commencement of Business) to March 31, 2010 differ from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the periods from April 10, 2000 through March 31, 2010. Our business was operated within Sentigen, until October 10, 2006, as part of its broader corporate organization rather than as a stand-alone company. Our historical financial statements do not reflect the expense of certain corporate functions that we would have needed to perform if we were not a wholly-owned subsidiary.

We are a development stage company whose planned principal operations have not yet commenced. We intend to establish a new business. We have not generated any revenues from operations and have no assurance of any future revenues. All losses accumulated since commencement of our business have been considered as part of our development stage activities.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses during the development stage of $2,428,477 and as of March 31, 2010, has a working capital deficiency of $474,121 and a stockholders' deficit of $462,622. The Company may need substantial amounts of additional financing to commercialize the research programs undertaken, for which financing may not be available on favorable terms, or at all. The Company’s ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to locate opportunities with non-profit agencies and/or potential commercial partners, raise additional capital from the sale of stock and, ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

3. Summary of Significant Accounting Policies

a.
Interim Period -The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2010. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2009 as included in the Company’s report on Form 10-K for the year ended December 31, 2009. There have been no changes in significant accounting policies since December 31, 2009.

b.	Cash and Cash Equivalents – Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.

c.
Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of March 31, 2010, the Company had no cash balances in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose minimal credit risk. Congress has increased FDIC deposit insurance to $250,000 per depositor through December 31, 2013.

d.
License and Patent Costs – The costs of intangible assets that are purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) are accounted for in accordance with applicable accounting standards. The amortization of those intangible assets used in research and development activities is a research and development cost. However, the costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values are research and development costs at the time the costs are incurred. We determined that the licensing costs arising from our exclusive licensing agreement with The Trustees of Columbia University have alternative future uses. These costs have been capitalized and are being amortized on a straight-line basis through April 2010 (see Notes 4 and 5).

e.
Impairment – Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset or fair market value. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset. We believe that none of our intangible and long-lived assets are impaired as of March 31, 2010 (see Notes 4 and 5).

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

g.
Income Taxes – The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2010, the Company is unaware of any uncertain tax positions.

h.
Loss Per Share – The accompanying financial statements include loss per share calculated as required by accounting standards on a “pro-forma” basis as if we were a separate entity from the period April 10, 2000 (commencement of business) until October 3, 2006 (our date of incorporation). Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Accounting standards prohibits adjusting the denominator of diluted earnings per share for additional potential common shares when a net loss from continuing operations is reported. The assumed exercise of common stock equivalents was not utilized for the three months ended March 31, 2010 since the effect would be anti-dilutive. As of March 31, 2010, 675,000 options were outstanding of which 675,000 were exercisable.

i.
Fair Value of Financial Instruments – The Company has adopted the accounting standard for fair value measurements, as it applies to its financial statements. This standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.

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

The carrying value of current assets and liabilities approximates fair value due to the short period of time to maturity. The carrying amount of notes payable approximate their fair value, using Level 3 inputs, as the current interest rate on such instruments approximates current market rates on similar instruments.

j.
Stock-Based Compensation– Stock-based compensation expense represents share-based payment awards based upon the grant date fair value estimated in accordance with accounting standards. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. Stock-based compensation expense is recognized based upon awards ultimately expected to vest, reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The Company accounts for its issuances of stock-based compensation to non-employees for services rendered using the measurement date guidelines enumerated in the accounting standards. Accordingly, the value of any awards that were vested and non forfeitable at their date of issuance were measured based on the fair value of the equity instruments at the date of issuance. The non-vested portion of awards that are subject to the future performance of the counterparty are adjusted at each reporting date to their fair values based upon the then current market value of the Company’s stock and other assumptions that management believes are reasonable. The Company believes that the fair value of the stock options issued to non-employees is more reliably measurable than the fair value of the services rendered. The fair value of the stock options granted was calculated using the Black-Scholes option pricing model.

k.	Recently Adopted and Issued Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an update to ASC 855, “Subsequent Events”. The Codification does not require significant changes regarding recognition or disclosure of subsequent events, but does require evaluation of subsequent events through the date the financial statements are issued.  The update was effective upon issuance.  The adoption did not have a significant impact on our financial statements.  Subsequent events have been evaluated through the time of the filing of our quarterly report on Form 10-Q

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect on the accompanying financial statements.

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

The value of the Columbia License is recorded as license costs, net of accumulated amortization on the accompanying balance sheet. The original value of the license costs reflects the closing share price of Sentigen’s common stock on April 10, 2000. The value of the license costs, net of amortization as of March 31, 2010 was $2,727.

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

The license costs are being amortized on a straight line basis through April 2010.  Expected amortization expense for the next twelve months is $2,727.

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

The value of the patent costs, mainly consisting of legal and application fees in the amount of $119,700, is recorded as patent costs, net of accumulated amortization on the accompanying balance sheet. The value of the patent costs, net of amortization as of March 31, 2010 was $8,772.

The patent costs are being amortized on a straight line basis through April 2010, the remaining term of the license costs.  Expected amortization expense for the next twelve months is $8,772.

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

The Company recorded $1,165 and $3,495 of compensation expense for the three months ended March 31, 2010 and 2009, respectively, related to these options. Total unamortized compensation expense related to unvested stock options at March 31, 2010 amounted to $0.

The following table summarizes information on all common stock purchase options issued by us for the three months ended March 31, 2010:

	March 31, 2010
	Number	Weighted Average Exercise Price

Outstanding, beginning of the year	675,000	$0.17
Granted	-	-

Outstanding, March 31, 2010	675,000	$0.17

Exercisable, March 31, 2010	675,000	$0.17

The number and weighted average exercise prices of all common stock purchase options as of March 31, 2010 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price

$0.05 to $0.19	675,000	7.81	$0.17

All options were issued at an option price equal to the market price on the date of the grant, in addition, none of the options currently outstanding have any intrinsic value.

The Company issues new shares of common stock upon exercise of stock options.

7. Notes Payable

During October 2009, the Company issued to each of four individuals $50,000 subordinated convertible promissory notes (the “Notes”) aggregating $200,000. The individuals included the Company’s Chief Executive Officer and Chairman of the Board, another director, one of the Company’s greater than 5% stockholders and an accredited investor. The  $50,000 principal amount of Notes issued to the Chief Executive Officer and Chairman of the Board represent $25,000 of new funds received and a rollover of a $25,000 loan made by him to the company on September 10, 2009.  The Notes bear interest of 4% per annum and were payable on demand on the earlier of (i) the date on which the Company publicly announces a joint venture or strategic relationship, the execution of a license, or similar agreement with a third-party with respect to the Company’s technology and (ii) the date on which the Company files with the SEC its annual report on Form 10-K, which includes audited financial statements for the year ending December 31, 2009, such date referred to as the target date.  The holders may convert the outstanding principal amount of the Notes and accrued and unpaid interest thereon into shares of the Company’s common stock at any time commencing on the fifth trading day immediately following the target date at the conversion price in effect on such date.  The conversion price shall be the greater of (i) the average of the closing sale price of the Company’s common stock for the five trading days immediately following the target date and (ii) $0.05 per share.  (See Note 10).

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

9. Related Party Transactions

Please refer to Notes 6, 7 and 10 regarding related party transactions.

10. Subsequent Events

On April 8, 2010, pursuant to the terms of the Notes, the conversion price of the Notes was set at $0.05.  Also, on April 8, 2010, each of the holders elected to convert all of the then outstanding principal and interest, totaling $203,697, on such Notes, which resulted in the issuance to them of an aggregate of 4,073,943 shares of the Company’s common stock.  The conversion of the Notes resulted in the Notes being satisfied in full.  (See Note 7 for a complete description of the Notes).

On April 12, 2010, the Company received $80,000 and issued to each of four individuals $20,000 principal amount of promissory notes. The investors included the Company’s Chief Executive Officer, and Chairman of the Board, a director of the Company who is also a beneficial owner of more than 10% of the Company’s outstanding common stock, another beneficial owner of more than 10% of the Company’s outstanding common stock and one other individual.  These notes bear interest of 4% per annum. Principal and accrued interest on the notes are payable on April 12, 2015; provided, however that the notes become due and payable immediately upon the Company’s consummation of an equity financing resulting in net proceeds to the Company in excess of $2,500,000.

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

We believe it is important to communicate our expectations. However, forward-looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in or implied by  forward-looking statements as a result of certain factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2009. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

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

While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. There were no revenues from operations for the three months ended March 31, 2010. As of March 31, 2010, we held three patents directly with another patent being issued under the Columbia License. We cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

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

Our intangible assets consist of license and patent costs of $560,325 as of March 31, 2010, as compared with $523,927 as of March 31, 2009 and are the result of the Columbia License and certain patents. The value of the Columbia License reflects the closing share price of Sentigen’s common stock on April 10, 2000 (the closing date of the Columbia License) multiplied by the 75,000 shares of Sentigen common stock issued to Columbia less accumulated amortization. The value of the license is subject to an amortization period of 10 years. Management reviews the value of the license for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. A review for impairment was conducted by an outside firm that concluded the fair market value of the olfaction technology was between $120,000 and $190,000 as of August 2006. The license is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss of $122,996 was recognized as amortization expense in August 2006 by Sentigen. We believe no further impairment loss is necessary as of March 31, 2010.

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

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. Funding for the three months ended March 31, 2010 was provided by the proceeds we received from the $750,000 financing we closed on May 9, 2008, the $145,980 financing we closed on June 20, 2008 with certain of our largest stockholders, including our Chief Executive Officer and Chairman of the Board and another member of our Board of Directors, a $25,000 loan to us by our Chief Executive Officer and Chairman of the Board in September 2009, referred to as the September loan, and through the loans made to us in October 2009 by four individuals, including a rollover of the September loan with our Chief Executive Officer and Chairman of the Board,  another member of our Board of Directors and, a beneficial owner of more than 5% of our outstanding common stock, discussed in greater detail below.

On October 26, 2009, we issued to each of four individuals $50,000 subordinated convertible promissory notes, referred to as the notes (an aggregate principal amount of $200,000 of notes). The individuals included our Chief Executive Officer and Chairman of the Board of Directors, another director and one of our greater than 5% stockholders. The $50,000 principal amount of notes issued to the Chief Executive Officer and Chairman of the Board represent $25,000 of new funds received and a rollover of the September loan.  The notes bear interest of 4% per annum and are payable on demand on the earlier of (i) the date on which we publicly announce a joint venture or strategic relationship, the execution of a license, or similar agreement with a third-party with respect to our technology and (ii) the date on which we file with the SEC our annual report on Form 10-K, which includes audited financial statements for the year ending December 31, 2009.  For a more detailed description of the notes, see  Liquidity and Capital Resources  below.  On April 8, 2010, the holders of these notes elected to convert these notes into shares of our common stock at a conversion price of $0.05, resulting in the aggregate issuance of 4,073,943 shares of our common stock.  The October 2009 notes were thereby satisfied in full and are no longer outstanding.

On April 12, 2010 we issued to each of four individuals $20,000 principal amount of promissory notes, for an aggregate of $80,000 principal amount of notes. The investors included Joseph Pagano, the Company’s Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors, Frederick R. Adler, a director of the Company and a beneficial owner of more than 10% of the Company’s outstanding common stock and Samuel A. Rozzi, a beneficial owner of more than 10% of the Company’s outstanding common stock and one other individual.  Principal and accrued interest on the notes are payable on April 12, 2015; provided, however that the notes become due and payable immediately upon our consummation of an equity financing resulting in net proceeds to us in excess of $2,500,000.

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

Operating and Other Expenses

For the three months ended March 31, 2010, general and administrative costs were $137,873 compared to $101,175 for the three months ended March 31, 2009. The comparative increase of $36,698 during the three months ended March 31, 2010 is primarily due to an increase in professional fees of approximately $39,000, coupled with a net decrease in other expense of approximately $2,000.

Amortization expense includes the amortization of our license and patent costs.  For the three months ended March 31, 2010 and 2009, amortization expense was $31,416 and $19,910, respectively.  For the period April 10, 2000 (Commencement of Predecessor Business) to March 31, 2010, amortization expense was $548,826.  The original value of the Columbia License of $440,625 reflects the closing share price of Sentigen’s common stock on April 10, 2000. The value of the patent costs of $119,700 mainly consists of legal and application fees. The value of the license and patent, net of amortization at March 31, 2010 and 2009, was $11,499 and $ 77,950, respectively.  The remaining licensing costs are being amortized on a straight line basis through April 2010.

Interest expense reflects the cost of our promissory notes issued in October 2009. For the three months ended March 31, 2010 and 2009 interest on the promissory notes amounted to $2,054, and $0, respectively.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of March 31, 2010, we had $11,376 in cash and cash equivalents, compared to $73,612 at December 31, 2009. At March 31, 2010, we had a working capital deficiency of $474,121, compared to a working capital deficiency of $328,367 at December 31, 2009, an increase of $145,754, mainly attributable to the operating expenses for the three months ended March 31, 2010. Net cash used in operating activities for the three months ended March 31, 2010 was $55,243, compared to $65,110 for the three months ended March 31, 2009, a decrease of $9,867.

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

On April 8, 2010 the holders of these notes elected to convert these notes into shares of our common stock at a conversion price of $0.05, resulting in the aggregate issuance of 4,073,943 shares of our common stock.  The October 2009 notes were thereby satisfied in full and are no longer outstanding.

On April 12, 2010 we issued to each of four individuals $20,000 principal amount of promissory notes, for an aggregate of $80,000 principal amount of notes. The investors included Joseph Pagano, the Company’s Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors, Frederick R. Adler, a director of the Company and a beneficial owner of more than 10% of the Company’s outstanding common stock and Samuel A. Rozzi, a beneficial owner of more than 10% of the Company’s outstanding common stock and one other individual.  Principal and accrued interest on the notes are payable on April 12, 2015; provided, however that the notes become due and payable immediately upon our consummation of an equity financing resulting in net proceeds to us in excess of $2,500,000.

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

Off-Balance-Sheet Arrangements

As of March 31, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Inflation

Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt (if any) may not be offset by increases in cash flow.  At March 31, 2010, we had $0 in floating rate debt outstanding. There was no significant impact on our operations as a result of inflation during the three-month period ended March 31, 2010.

Recent Accounting Pronouncements

See Note 3 to the financial statements included in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2010, Mr. Joseph K. Pagano, who is our Chief Executive Officer, Secretary and Treasurer (and principal financial officer) evaluated the effectiveness of our "disclosure controls and procedures" as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls"). Based upon this evaluation, Mr. Pagano concluded that the Disclosure Controls were effective, as of the date of their evaluation, in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that any information relating to us that is required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2010, there were no changes in our  "internal  control over financial  reporting" as defined in Rules  13a-15(f) and 15d-15(f) of the Securities  Exchange Act of 1934 (“Internal Control”),  that have  materially affected or are reasonably likely to materially affect our Internal Control.

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

Date: May 17, 2010	SENTISEARCH, INC.

/s/ Joseph K. Pagano
Joseph K. Pagano, Chief Executive Officer and Treasurer (principal executive and financial officer)

EXHIBIT INDEX

Exhibit	Description

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32	Certification of pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.