Form 10-Q
period 2010-06-30
SentiSearch, Inc.
filed 2010-08-16
CIK 1380024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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
Yes ☐   No ☒

As of August 12, 2010, the Company had outstanding 16,821,787 shares of Common Stock.

TABLE OF CONTENTS
 SENTISEARCH, INC.
 FORM 10-Q

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements.

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)
Current Assets
Cash and cash equivalents	$12,549	$73,612
Security deposit	4,170	4,170
Prepaid expense	786	-
Total Current Assets	17,505	77,782

Other Assets
License and patent costs	560,325	553,332
Less: accumulated amortization	(560,325)	(517,410)
Total Other Assets	-	35,922

Total Assets	$17,505	$113,704

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$302,040	$206,149
Convertible notes payable - related parties	-	150,000
Convertible note payable	-	50,000
Notes payable - related parties	60,000	-
Note payable	20,000	-
Total Current Liabilities	382,040	406,149

Stockholders' Deficiency
Common stock — $0.0001 par value, 20,000,000 shares authorized,
16,821,787 and 12,747,844 shares issued and outstanding, respectively	1,682	1,275
Additional paid-in capital	2,167,870	1,963,415
Deficit accumulated during development stage	(2,534,087)	(2,257,135)

Total Stockholders' Deficiency	(364,535)	(292,445)

Total Liabilities and Stockholders' Deficiency	$17,505	$113,704

See notes to financial statements.

SENTISEARCH, INC.
(A Development Stage Company)
 Statements of Operations (Unaudited)

	For the Three months Ended June 30,		For the Six months Ended June 30,		For the period April 10, 2000 (Commencement of Business) to June 30,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-
Direct costs	-	-	-	-	-
Income after direct costs	-	-	-	-	-

Operating expenses:
General and administrative	93,316	93,095	231,189	194,270	1,955,362
Amortization of license and
patent costs	11,499	21,175	42,915	41,085	560,325
	104,815	114,270	274,104	235,355	2,515,687
Other (income) expense:
Interest income	(1)	(104)	(2)	(494)	(2,912)
Interest and financing expense	796	-	2,850	-	21,312
	795	(104)	2,848	(494)	18,400

Net loss before provision for
income taxes	(105,610)	(114,166)	(276,952)	(234,861)	(2,534,087)

Income taxes	-	-	-	-	-

Net loss	$(105,610)	$(114,166)	$(276,952)	$(234,861)	$(2,534,087)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares
outstanding - basic and dilutive	16,508,407	12,747,844	14,638,514	12,747,844

See notes to financial statements.

SENTISEARCH, INC. (A Development Stage Company)
Statements of Changes in Stockholders' Deficiency

				Additional
	Common Stock		Subscription	Paid-in	Accumulated
	Shares	Amount	Receivable	Capital	Deficit	Total

Balance - April 10, 2000 (Commencement of
Predecessor Business)	-	$-	$-	$-	$-	$-
Net loss	-	-	-	-	(47,763)	(47,763)
Balance - December 31, 2000	-	-	-	-	(47,763)	(47,763)
Net loss	-	-	-	-	(63,169)	(63,169)
Balance - December 31, 2001	-	-	-	-	(110,932)	(110,932)
Net loss	-	-	-	-	(65,936)	(65,936)
Balance - December 31, 2002	-	-	-	-	(176,868)	(176,868)
Net loss	-	-	-	-	(77,083)	(77,083)
Balance - December 31, 2003	-	-	-	-	(253,951)	(253,951)
Net loss	-	-	-	-	(109,169)	(109,169)
Balance - December 31, 2004	-	-	-	-	(363,120)	(363,120)
Net loss	-	-	-	-	(60,870)	(60,870)
Balance - December 31, 2005	-	-	-	-	(423,990)	(423,990)
Net loss	-	-	-	-	(320,747)	(320,747)
Balance - October 2, 2006	-	-	-	-	(744,737)	(744,737)
Issuance of common stock - October 3, 2006	7,694,542	769	(769)	-	-	-
Additional contribution of capital - October
10, 2006	-	-	769	249,231	-	250,000
Contribution to capital of License costs and
assumption of liability - October 10, 2006
	-	-	-	749,334	-	749,334
Net loss	-	-	-	-	(116,822)	(116,822)
Balance - December 31, 2006	7,694,542	769	-	998,565	(861,559)	137,775
Stock-based compensation expense				1,490	-	1,490
Net loss	-	-	-	-	(286,544)	(286,544)
Balance - December 31, 2007	7,694,542	769	-	1,000,055	(1,148,103)	(147,279)
Issuance of common stock - June 29, 2008	5,053,302	506	-	927,194	-	927,700
Stock-based compensation expense				28,542	-	28,542
Net loss	-	-	-	-	(642,303)	(642,303)
Balance - December 31, 2008	12,747,844	1,275	-	1,955,791	(1,790,406)	166,660
Stock-based compensation expense				7,624		7,624
Net loss	-	-	-	-	(466,729)	(466,729)
Balance - December 31, 2009	12,747,844	1,275	-	1,963,415	(2,257,135)	(292,445)
Issuance of common stock - April 8, 2010	4,073,943	407	-	203,290		203,697
Stock-based compensation expense
(unaudited)				1,165	-	1,165
Net loss (unaudited)	-	-	-	-	(276,952)	(276,952)
Balance - June 30, 2010 (unaudited)	16,821,787	$1,682	$-	$2,167,870	$(2,534,087)	$(364,535)

See notes to financial statements.

SENTISEARCH, INC.
 (A Development Stage Company)
Statements of Cash Flows (Unaudited)

	For the Six months ended June 30		For the period April 10, 2000 (Commencement of Business) Through June 30,
	2010	2009	2010

Cash flows from operating activities
Net loss	$(276,952)	$(234,861)	$(2,534,087)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,165	4,660	38,821
Amortization	42,915	41,085	560,325

Changes in operating assets & liabilities
Increase in security deposit	-	-	(4,170)
Increase in prepaid expense	(786)	(6,987)	(786)
Increase in accounts payable and accrued expenses	99,588	74,128	622,611

Net cash used in operating activities	(134,070)	(121,975)	(1,317,286)

Cash flows from investing activities
Investment in patents	(6,993)	(26,097)	(119,700)

Net cash used in investing activities	(6,993)	(26,097)	(119,700)

Cash flows from financing activities
Proceeds of notes payable - related parties	60,000	-	214,675
Proceeds of convertible notes payable	-	-	200,000
Proceeds of note payable	20,000	-	20,000
Proceeds from due to related party	-	-	106,914
Proceeds from issuance of common stock, net of offering costs	-	-	907,946

Net cash provided by financing activities	80,000	-	1,449,535

(Decrease) increase in cash and cash equivalents	(61,063)	(148,072)	12,549
Cash and cash equivalents — beginning of period	73,612	198,187	-

Cash and cash equivalents — end of period	$12,549	$50,115	$12,549

Non-cash from financing activities:
Assumption of liability by Sentigen Holding Corp.	$-	$-	$308,709

Stock of Sentigen Holding Corp. issued for license costs	$-	$-	$440,625

Conversion of notes payable and accrued interest to common stock	$203,697	$-	$366,537

Conversion of due to related party for common stock	$-	$-	$106,914

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

2. Basis of Presentation

The financial statements for the period April 10, 2000 (Commencement of Business) to June 30, 2010 differ from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the periods from April 10, 2000 through June 30, 2010. Our business was operated within Sentigen, until October 10, 2006, as part of its broader corporate organization rather than as a stand-alone company. Our historical financial statements do not reflect the expense of certain corporate functions that we would have needed to perform if we were not a wholly-owned subsidiary.

We are a development stage company whose planned principal operations have not yet commenced. We intend to establish a new business. We have not generated any revenues from operations and have no assurance of any future revenues. All losses accumulated since commencement of our business have been considered as part of our development stage activities.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has had no revenue and has incurred accumulated net losses during the development stage of $2,534,087 and as of June 30, 2010, has a working capital deficiency of $364,535 and a stockholders' deficit of $364,535. The Company may need substantial amounts of additional financing to commercialize the research programs undertaken, for which financing may not be available on favorable terms, or at all. The Company’s ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon management’s plan to locate opportunities with non-profit agencies and/or potential commercial partners, raise additional capital, including from the sale of stock and, ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

3. Summary of Significant Accounting Policies

a.	Interim Period - The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010, and the results of operations, changes in stockholders’ equity and cash flows for the six months ended June 30, 2010. The results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2010.

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

b.	Cash and Cash Equivalents – Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.

c.	Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of June 30, 2010, the Company had no cash balances in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose minimal credit risk. Recent Federal legislation has made permanent the FDIC deposit insurance limit of $250,000 per depositor.

d.	License and Patent Costs – The costs of intangible assets that are purchased from others for use in research and development activities and that have alternative future uses (in research and development projects or otherwise) are accounted for in accordance with applicable accounting standards. The amortization of those intangible assets used in research and development activities is a research and development cost. However, the costs of intangibles that are purchased from others for a particular research and development project and that have no alternative future uses (in other research and development projects or otherwise) and therefore no separate economic values, are research and development costs at the time the costs are incurred. We determined that the licensing costs arising from our exclusive licensing agreement with The Trustees of Columbia University had alternative future uses. These costs were capitalized and amortized on a straight-line basis through April 2010 (see Notes 4 and 5).

e.	Impairment – Intangible and long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset or fair market value. An asset is considered to be impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset.

f.	Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

g.	Income Taxes – The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of June 30, 2010, the Company is unaware of any uncertain tax positions.

h.	Loss Per Share – The accompanying financial statements include loss per share calculated as required by accounting standards on a “pro-forma” basis as if we were a separate entity from the period April 10, 2000 (commencement of business) until October 3, 2006 (our date of incorporation). Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Accounting standards prohibits adjusting the denominator of diluted earnings per share for additional potential common shares when a net loss from continuing operations is reported. The assumed exercise of common stock equivalents was not utilized for the six months ended June 30, 2010 since the effect would be anti-dilutive. As of June 30, 2010, 675,000 options were outstanding of which 675,000 were exercisable.

i.	Fair Value of Financial Instruments – The Company has adopted the accounting standard for fair value measurements, as it applies to its financial statements. This standard defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements.

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

The expected term of stock options represents the average period the stock options are expected to remain outstanding.  The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers for periods that meet or exceed the expected term of the options, using an average of the historical volatilities of the Company’s industry peers, as the Company did not have sufficient trading history for the Company’s common stock. The Company will continue to analyze the historical stock price volatility and expected term assumption as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

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
Recently Adopted and Issued Accounting Pronouncements
In February 2010, the Financial Accounting Standards Board (“FASB”) issued an update to ASC 855, “Subsequent Events”. The Codification does not require significant changes regarding recognition or disclosure of subsequent events, but does require evaluation of subsequent events through the date the financial statements are issued.  The update was effective upon issuance.  The adoption did not have a significant impact on our financial statements.  Subsequent events have been evaluated through the time of the filing of our quarterly report on Form 10-Q.

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

The value of the Columbia License is recorded as license costs, net of accumulated amortization on the accompanying balance sheet. The original value of the license costs reflects the closing share price of Sentigen’s common stock on April 10, 2000. The value of the license costs, net of amortization as of June 30, 2010 was $0.

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

The value of the patent costs, mainly consisting of legal and application fees in the amount of $119,700, is recorded as patent costs, net of accumulated amortization on the accompanying balance sheet. The value of the patent costs, net of amortization as of June 30, 2010 was $0.

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

The Company recorded $1,165 and $4,660 of compensation expense for the six months ended June 30, 2010 and 2009, respectively, related to these options. Total unamortized compensation expense related to unvested stock options at June 30, 2010 amounted to $0.

The following table summarizes information on all common stock purchase option activity for the six months ended June 30, 2010:

	June 30, 2010
	Number	Weighted Average Exercise Price

Outstanding, beginning of the year	675,000	$0.17
Granted	-	-

Outstanding, June 30, 2010	675,000	$0.17

Exercisable, June 30, 2010	675,000	$0.17

The number and weighted average exercise prices of all common stock purchase options as of June 30, 2010 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price

$0.05 to $0.19	675,000	7.56	$0.17

All options were issued at an option price at least equal to the market price on the date of the grant, in addition, none of the options currently outstanding have any intrinsic value.

The Company issues new shares of common stock upon exercise of stock options.

7. Notes Payable

During October 2009, the Company issued to each of four individuals $50,000 subordinated convertible promissory notes (the “Notes”) aggregating $200,000. The individuals included the Company’s Chief Executive Officer and Chairman of the Board, another director, one of the Company’s greater than 5% stockholders and an accredited investor. The  $50,000 principal amount of Notes issued to the Chief Executive Officer and Chairman of the Board represented $25,000 of new funds received and a rollover of a $25,000 loan made by him to the Company on September 10, 2009.  The Notes bore interest of 4% per annum and were payable on demand on the earlier of (i) the date on which the Company publicly announced a joint venture or strategic relationship, the execution of a license, or similar agreement with a third-party with respect to the Company’s technology and (ii) the date on which the Company filed with the SEC its annual report on Form 10-K, which includes audited financial statements for the year ended December 31, 2009, such date referred to as the target date.  The holders were entitled to convert the outstanding principal amount of the Notes and accrued and unpaid interest thereon into shares of the Company’s common stock at any time commencing on the fifth trading day immediately following the target date at the conversion price in effect on such date.  The conversion price was the greater of (i) the average of the closing sale price of the Company’s common stock for the five trading days immediately following the target date and (ii) $0.05 per share.

The Company was entitled to prepay the Notes on 20 days’ prior written notice to the holders.  The Company has agreed to include the shares of common stock issuable upon conversion of the Notes in any applicable registration statement filed by the Company with the SEC covering its equity securities.

On April 8, 2010, pursuant to the terms of the Notes, the conversion price of the Notes was set at $0.05.  Also, on April 8, 2010, each of the holders elected to convert all of the then outstanding principal and interest on such Notes, totaling $203,697, which resulted in the issuance to them of an aggregate of 4,073,943 shares of the Company’s common stock.  The conversion of the Notes resulted in the Notes being satisfied in full.

           On April 12, 2010, the Company issued to each of four individuals $20,000 principal amount of promissory notes (a total of $80,000 principal amount). The investors included the Company’s Chief Executive Officer, and Chairman of the Board, a director of the Company who is also a beneficial owner of more than 10% of the Company’s outstanding common stock, another beneficial owner of more than 10% of the Company’s outstanding common stock and one other individual.  These notes bear interest at 4% per annum. Principal and accrued interest on the notes are payable on April 12, 2015; provided, however that the notes become due and payable immediately upon the Company’s consummation of an equity financing resulting in net proceeds to the Company in excess of $2,500,000. Due to the existence of this contingent maturity acceleration feature, the Company has classified these promissory notes as current liabilities on the accompanying balance sheet.

8. Commitments and Contingencies

The Company entered into a one-year sublease for office space in West Palm Beach, Florida.  The sublease expired in June 2010.  The Company had an option to renew for an additional year, but is currently renting on a month-to-month basis, for approximately $1,390 per month.

9. Related Party Transactions

Please refer to Notes 6 and 7 regarding related party transactions.

10. Subsequent Events

On August 12, 2010, Mr. Joseph K. Pagano made an interest free loan to the Company of $20,000 pursuant to a demand promissory note.

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

While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. There were no revenues from operations for the six months ended June 30, 2010. As of June 30, 2010, we held three patents directly with another patent being issued under the Columbia License. We cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

Our Chief Executive Officer and board of directors are also seeking opportunities with non-profit agencies and with potential commercial partners to leverage our olfaction intellectual property for the development of control agents for biting insects, in particular, insect vectors of malaria and other diseases.

 Critical Accounting Policies and Use of Estimates

The Company’s significant accounting policies are described in Note 3 to the Financial Statements.  We believe that all of these involve the application of significant judgment and discretion by management and are therefore “critical” accounting policies.  Several accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We base our estimates and judgments on historical experience, terms of existing contracts, observance of trends in the industry, information provided by outside sources and various other assumptions that we believe to be reasonable under the circumstances.

Results of Operations

General

We are a development stage company. Our planned principal operations have not yet commenced and we have two employees. We intend to establish a new business. We have not generated any revenues from operations and have no assurance of any future revenues. All losses accumulated since commencement of our business have been considered as part of our development stage activities.

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

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. Funding for the six months ended June 30, 2010 was provided by (1) a $25,000 loan to us by our Chief Executive Officer and Chairman of the Board in September 2009, referred to as the September loan, (2)  the issuance of an aggregate of $200,000 principal amount of subordinated convertible promissory notes in October 2009 by four individuals, including a rollover of the September loan with our Chief Executive Officer and Chairman of the Board, another member of our Board of Directors and a beneficial owner of more than 5% of our outstanding common stock (all holders elected to convert to shares of the Company’s common stock in April 2010), and (3) the issuance of an aggregate of $80,000 principal amount of promissory notes in April 2010 by four individuals, including our Chief Executive Officer and Chairman of the Board, another member of our Board of Directors who is also a beneficial owner of more than 10% of our outstanding common stock, another beneficial owner of more than 10% of our outstanding common stock and one other individual.

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

Operating and Other Expenses

For the three months ended June 30, 2010, general and administrative costs were $93,316 compared to $93,095 for the three months ended June 30, 2009.  The comparative increase of $221 during the three months ended June 30, 2010 is primarily due to an increase in professional fees of approximately $6,900, an increase in travel expenses of approximately $2,800, largely offset by a decrease in compensation and employee health insurance expense of approximately $8,000 coupled with a net decrease in other miscellaneous expenses of approximately $1,500.  For the six months ended June 30, 2010, general and administrative costs were $231,189 compared to $194,270 for the six months ended June 30, 2009.  The comparative increase of $36,919 during the six months ended June 30, 2010 is primarily due to an increase in professional fees of approximately $45,800, an increase in travel expenses of approximately $7,900, partially offset by a decrease in compensation and employee health insurance expense of approximately $12,500 coupled with a net decrease in other miscellaneous expenses of approximately $4,300.

Amortization expense includes the amortization of our license and patent costs.  For the three months ended June 30, 2010 and 2009, amortization expense was $11,499 and $21,175, respectively, and for the six months ended June 31, 2010 and 2009, amortization expense was $42,915 and $41,085, respectively.  License and patent costs have been fully amortized as of June 30, 2010.  For the period April 10, 2000 (Commencement of Predecessor Business) to June 30, 2010, amortization expense was $560,325.  The original value of the Columbia License of $440,625 reflects the closing share price of Sentigen’s common stock on April 10, 2000. The value of the patent costs of $119,700 mainly consists of legal and application fees.

Interest expense reflects the cost of our outstanding debt.  For the three months ended June 30, 2010 and 2009, interest amounted to $796 and $0, respectively, and for the six months ended June 30, 2010 and 2009, interest amounted to $2,850 and $0, respectively.

Liquidity and Capital Resources

We have incurred operating losses since inception. As of June 30, 2010, we had $12,549 in cash and cash equivalents, compared to $73,612 at December 31, 2009. At June 30, 2010, we had a working capital deficiency of $364,535, compared to a working capital deficiency of $328,367 at December 31, 2009. Net cash used in operating activities for the six months ended June 30, 2010 was $134,070, compared to $121,975 for the six months ended June 30, 2009, an increase of $12,095.

On September 10, 2009 we borrowed $25,000 from our Chief Executive Officer and Chairman of the Board. This loan bore interest at 6% per annum, and was amended and satisfied in full as described below.

On October 26, 2009, we issued to each of four individuals $50,000 subordinated convertible promissory notes (an aggregate principal amount of $200,000 of notes). The individuals included our Chief Executive Officer and Chairman of the Board of Directors, another director and one of our greater than 5% stockholders. The $50,000 principal amount of notes issued to the Chief Executive Officer and Chairman of the Board represented $25,000 of new funds received and a rollover of the September loan.  The notes bore interest of 4% per annum and were payable on demand on the earlier of (i) the date on which we publicly announced a joint venture or strategic relationship, the execution of a license, or similar agreement with a third-party with respect to our technology and (ii) the date on which we filed with the SEC our annual report on Form 10-K, which includes audited financial statements for the year ended December 31, 2009. The holders were entitled to convert the outstanding principal amount of the notes and accrued and unpaid interest thereon into shares of our common stock at any time commencing on the fifth trading day immediately following the target date at the conversion price in effect on such date.  The conversion price was the greater of (i) the average of the closing sale price of our common stock for the five trading days immediately following the target date and (ii) $0.05 per share.

On April 8, 2010 the holders of these notes elected to convert these notes into shares of our common stock at a conversion price of $0.05, resulting in the aggregate issuance of 4,073,943 shares of our common stock.  The October 2009 notes were thereby satisfied in full and are no longer outstanding.

On April 12, 2010 we issued to each of four individuals $20,000 principal amount of promissory notes, for an aggregate of $80,000 principal amount of notes. The investors included Joseph K. Pagano, the Company’s Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors, Frederick R. Adler, a director of the Company and a beneficial owner of more than 10% of the Company’s outstanding common stock and Samuel A. Rozzi, a beneficial owner of more than 10% of the Company’s outstanding common stock and one other individual.  Principal and accrued interest on the notes are payable on April 12, 2015; provided, however that the notes become due and payable immediately upon our consummation of an equity financing resulting in net proceeds to us in excess of $2,500,000.

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

Off-Balance-Sheet Arrangements

As of June 30, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Inflation

Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt (if any) may not be offset by increases in cash flow.  At June 30, 2010, we had $0 in floating rate debt outstanding. There was no significant impact on our operations as a result of inflation during the six-month period ended June 30, 2010.

Recent Accounting Pronouncements

See Note 3 to the financial statements included in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2010, Mr. Joseph K. Pagano, who is our Chief Executive Officer, Secretary and Treasurer (and principal financial officer) evaluated the effectiveness of our "disclosure controls and procedures" as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls"). Based upon this evaluation, Mr. Pagano concluded that the Disclosure Controls were effective, as of the date of their evaluation, in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that any information relating to us that is required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2010, there were no changes in our  "internal  control over financial  reporting" as defined in Rules  13a-15(f) and 15d-15(f) of the Securities  Exchange Act of 1934 (“Internal Control”),  that have  materially affected or are reasonably likely to materially affect our Internal Control.

PART II- OTHER INFORMATION

Item 5. Other Information

On August 12, 2010, Mr. Joseph K. Pagano, our Chief Executive Officer and Chairman of the Board, loaned us $20,000 in a non-interest bearing loan pursuant to a demand promissory note.

Item 6. Exhibits.

Exhibit	Description

10.1	Demand Note dated as of August 12, 2010 made by SentiSearch, Inc. in favor of Joseph K. Pagano.

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 16, 2010	SENTISEARCH, INC.

/s/ Joseph K. Pagano
Joseph K. Pagano, Chief Executive Officer and Treasurer (principal executive and financial officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Demand Note dated as of August 12, 2010 made by SentiSearch, Inc. in favor of Joseph K. Pagano.

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32	Certification of pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.