Form 10-Q
period 2010-09-30
SentiSearch, Inc.
filed 2010-11-15
CIK 1380024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
Yes ☐   No ☒

As of November 11, 2010, the Company had outstanding 16,821,787 shares of Common Stock.

TABLE OF CONTENTS
 SENTISEARCH, INC.
 FORM 10-Q

Page
PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements	3
ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	17
ITEM 4 Controls and Procedures	18
PART II OTHER INFORMATION
ITEM 6 Exhibits	18
SIGNATURES	19

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements.

SENTISEARCH, INC.
Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$8,303	$73,612
Account receivable	515,000	-
Security deposit	4,170	4,170
Prepaid expense	975	-
Total Current Assets	528,448	77,782

Other Assets
Account receivable	265,000
License and patent costs	560,325	553,332
Less: accumulated amortization	(560,325)	(517,410)
Total Other Assets	265,000	35,922

Total Assets	$793,448	$113,704

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities

Accounts payable and accrued expenses	$457,695	$206,149
Deferred revenue	390,000	-
Convertible notes payable - related parties	-	150,000
Convertible note payable	-	50,000
Notes payable - related parties	150,000	-
Total Current Liabilities	997,695	406,149

Other Liabiliies
Deferred revenue	373,750	-

Total Liabilities	1,371,445	406,149

Stockholders' Deficiency
Common stock — $0.0001 par value, 20,000,000 shares authorized; 16,821,787 and 12,747,844 shares issued and outstanding, respectively	1,682	1,275
Additional paid-in capital	2,373,906	1,963,415
Deficit	(2,953,585)	(2,257,135)

Total Stockholders' Deficiency	(577,997)	(292,445)

Total Liabilities and Stockholders' Deficiency	$793,448	$113,704

See notes to financial statements.

SENTISEARCH, INC.
Statements of Operations (Unaudited)

	For the Three months		For the Nine months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenues	$16,250	$-	$16,250	$-
Direct costs	-	-	-	-
Income after direct costs	16,250	-	16,250	-

Operating expenses:
General and administrative	434,941	93,112	666,130	287,381
Amortization of license and patent costs	-	24,022	42,915	65,108
	434,941	117,134	709,045	352,489
Other (income) expense:
Interest income	-	(2)	(2)	(497)
Interest and financing expense	807	83	3,657	83
	807	81	3,655	(414)

Net loss before provision for income taxes	(419,498)	(117,215)	(696,450)	(352,075)

Income taxes	-	-	-	-

Net loss	$(419,498)	$(117,215)	$(696,450)	$(352,075)

Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted average shares outstanding - basic and dilutive	16,821,787	12,747,844	15,374,269	12,747,844

See notes to financial statements.

SENTISEARCH, INC.
Statements of Changes in Stockholders' Deficiency

				Additional
	Common Stock		Subscription	Paid-in	Accumulated
	Shares	Amount	Receivable	Capital	Deficit	Total
Balance - December 31, 2007	7,694,542	$769	$-	$1,000,055	$(1,148,103)	$(147,279)
Issuance of common stock - June 29, 2008	5,053,302	506	-	927,194	-	927,700
Stock-based compensation expense				28,542	-	28,542
Net loss	-	-	-	-	(642,303)	(642,303)
Balance - December 31, 2008	12,747,844	1,275	-	1,955,791	(1,790,406)	166,660
Stock-based compensation expense				7,624		7,624
Net loss	-	-	-	-	(466,729)	(466,729)
Balance - December 31, 2009	12,747,844	1,275	-	1,963,415	(2,257,135)	(292,445)
Issuance of common stock - April 8, 2010	4,073,943	407	-	203,290		203,697
Stock-based compensation expense (unaudited)				207,201	-	207,201
Net loss (unaudited)	-	-	-	-	(696,450)	(696,450)
Balance - September 30, 2010 (unaudited)	16,821,787	$1,682	$-	$2,373,906	$(2,953,585)	$(577,998)

See notes to financial statements.

SENTISEARCH, INC.
Statements of Cash Flows (Unaudited)

	For the
	Nine months ended
	September 30
	2010	2009

Cash flows from operating activities
Net loss	$(696,450)	$(352,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	207,201	5,825
Amortization	42,915	65,106
Deferred revenue	(16,250)	-
Changes in operating assets & liabilities
Increase in account receivable	(780,000)	-
Increase in prepaid expense	(975)	-
Increase in accounts payable and accrued expenses	255,243	109,067
Increase in deferred revenue	780,000	-

Net cash used in operating activities	(208,316)	(172,077)

Cash flows from investing activities
Investment in patents	(6,993)	(33,394)

Net cash used in investing activities	(6,993)	(33,394)

Cash flows from financing activities
Proceeds of notes payable - related parties	150,000	25,000

Net cash provided by financing activities	150,000	25,000

(Decrease) in cash and cash equivalents	(65,309)	(180,471)
Cash and cash equivalents — beginning of period	73,612	198,187

Cash and cash equivalents — end of period	$8,303	$17,716

Non-cash from financing activities:
Conversion of convertible notes payable- related parties, convertible note payable, and related accrued interest to common stock	$203,697	$-

See notes to financial statements.

Notes to Financial Statements

1. Organization and Nature of Operations

SentiSearch, Inc. (“we,” “our”, “SentiSearch,” and “the Company”) was a wholly-owned subsidiary of Sentigen Holding Corp. (“Sentigen”) until the December 1, 2006 “spin-off”, discussed below. We were incorporated in the State of Delaware on October 3, 2006 to hold the olfaction intellectual property assets of Sentigen and its subsidiaries.  Primarily due to the estimated revenues to be earned under the development agreement, entered into during the current period (see note 6), management has determined that the Company has commenced its planned principal operations and is no longer considered a development stage company as of September 30, 2010.

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

We have been issued a total of four patents in the United States.  Such patents were issued in July 2007, June 2009, October 2009 and August 2010.  During November 2007, we were issued one patent in Australia.  During May 2009, we were issued one patent in Mexico. During October 2009, we were issued one patent in Japan and during May 2010 we were issued one patent in Israel.  All of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence and the uses of the nucleic acid molecules. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.

While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. We have generated only $16,250 of revenues from operations to date. Although we have an exclusive license agreement with Columbia, we cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

2. Basis of Presentation

The financial statements for the period April 10, 2000 (Commencement of Business) to September 30, 2010 differ from the results of operations, financial condition and cash flows that would have been achieved had we been operated independently during the periods from April 10, 2000 through September 30, 2010. Our business was operated within Sentigen, until October 10, 2006, as part of its broader corporate organization rather than as a stand-alone company. Our historical financial statements do not reflect the expense of certain corporate functions that we would have needed to perform if we were not a wholly-owned subsidiary.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred accumulated net losses during the development stage of $2,953,585 and as of September 30, 2010, has a working capital deficiency of $469,247 and a stockholders' deficit of $577,997. The Company may need substantial amounts of additional financing to commercialize the research programs undertaken, for which financing may not be available on favorable terms, or at all. The Company’s ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the results of the Project Research and Product Development Agreement (See Note 6), management’s plan to locate additional opportunities with non-profit agencies and/or potential commercial partners, raise additional capital, including from the sale of stock and, ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

3. Summary of Significant Accounting Policies

a.
Interim Period - The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010, and the results of operations, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2010. The results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2010.

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

b.
Cash and Cash Equivalents – Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.  There are no cash equivalents as of the balance sheet date.

c.
Accounts Receivable - Accounts receivable are recorded at their estimated realizable value after reduction for an allowance for estimated uncollectible accounts.  The allowance for uncollectible accounts is determined primarily through specific identification and evaluation of significant past due amounts, supplemented by an estimate applied to the remaining balance, which is based on historical experience.  Accounts are deemed past due when payment has not been received within the stated time period.  The Company reviews individual past due amounts periodically and writes-off amounts for which all collection efforts are deemed to have been exhausted. At September 30, 2010, no allowance for uncollectible accounts is deemed necessary.

d.
Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of September 30, 2010, the Company had no cash balances in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose minimal credit risk. Recent Federal legislation has made permanent the FDIC deposit insurance limit of $250,000 per depositor.

e.
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

f.
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

g.
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

h.
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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of September 30, 2010, the Company is unaware of any uncertain tax positions.

i.
Loss Per Share – The accompanying financial statements include loss per share calculated as required by accounting standards on a “pro-forma” basis as if we were a separate entity from the period April 10, 2000 (commencement of business) until October 3, 2006 (our date of incorporation). Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Accounting standards prohibits adjusting the denominator of diluted earnings per share for additional potential common shares when a net loss from continuing operations is reported. The assumed exercise of common stock equivalents was not utilized for the nine months ended September 30, 2010 since the effect would be anti-dilutive. As of September 30, 2010, 1,075,000 options were outstanding of which 1,025,000 were exercisable.

j.
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

The carrying value of current assets and current liabilities approximates fair value due to the short period of time to maturity. The carrying amount of notes payable approximate their fair value, using Level 3 inputs, as the current interest rates on such instruments approximates current market rates on similar instruments.

k.
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

l.
Revenue Recognition - The Securities and Exchange Commission's guidance for revenue recognition requires that certain criteria must be met before revenue can be recognized; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

Revenues from license agreements are recognized over the life of the agreement as they are earned.  Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets.

m.	Recently Adopted and Issued Accounting Pronouncements

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

The value of the Columbia License is recorded as license costs, net of accumulated amortization on the accompanying balance sheet. The original value of the license costs reflects the closing share price of Sentigen’s common stock on April 10, 2000. The value of the license costs, net of amortization as of September 30, 2010, was $0.

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

5. Patent Costs

We have been issued a total of four patents in the United States.  Such patents were issued in July 2007, June 2009, October 2009 and August 2010. During November 2007, we were issued one patent in Australia. During May 2009, we were issued one patent in Mexico. During October 2009, we were issued one patent in Japan and during May 2010 we were issued one patent in Israel.  All of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence and the uses of the nucleic acid molecules. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.

The value of the patent costs, mainly consisting of legal and application fees in the amount of $119,700, is recorded as patent costs, net of accumulated amortization on the accompanying balance sheet. The value of the patent costs, net of amortization as of September 30, 2010, was $0.

6. Development Agreement

On August 31, 2010, the Company entered into a Project Research and Product Development Agreement (the "Agreement") with Bayer CropScience AG ("Bayer"), effective September 15, 2010, pursuant to which the Company and Bayer will cooperate in the identification and development of molecules affecting olfaction (the sense of smell) in insects. This approach is designed to exploit advances in neuroscience to safely and effectively prevent crop damage and the spread of human disease by altering insect behavior. This approach may allow for a new level of specificity and efficiency of insect control.

Under the Agreement, the Company will provide to Bayer proprietary technology for screening particular compounds in Bayer's chemical library that may affect the function of insect odorant receptors. Bayer's efforts will be undertaken as part of a collaborative research project (the "Research Project") with investigators at Columbia and Rockefeller Universities in New York. Support for the Research Project is being provided by a grant award to Columbia from the Foundation for the National Institutes of Health (FNIH) through the Grand Challenges in Global Health initiative (the "Initiative") of the Bill & Melinda Gates Foundation. One of the goals of the Initiative is to improve the control of insects that affect human health, with the ultimate goal of eradication of malaria, Dengue fever and other insect borne diseases in the developing world.

Bayer will determine whether to develop further, for crop control applications, compounds identified in the course of the Research Project.

In connection with the Agreement, the Company has granted to Bayer certain exclusive rights to use its proprietary technology in the field of use of the Agreement (any use against invertebrate animals other than the prevention, diagnosis or treatment of human health conditions). Bayer will provide the Company with the opportunity to acquire a license in the field of use to further develop compounds identified by Bayer in the course of the Research Project, which Bayer determines not to further develop itself. Bayer has also granted the Company an exclusive option, that expires five years from the end of the Project Term, as that term is defined below, to negotiate and execute a license from Bayer with respect to compounds identified by Bayer in the course of the Research Project, for use outside the field of use and outside the field of agriculture.

As part of the Agreement, Bayer has paid to the Company an upfront $500,000 license fee and has agreed to pay to the Company additional amounts upon achieving certain milestones and royalties on any net sales of products developed pursuant to the project. Consistent with the global access policy of the Initiative and the award agreement to Columbia University from FNIH, the Agreement also provides for certain guidelines with respect to distribution and pricing of products for those most in need in disease endemic countries.

Total contractual payments, including the aforementioned upfront fee, relating to the exclusive license granted to Bayer totaling $780,000 will be recognized as licensing fee revenue, pro-rata over the expected 2 year Project Term of the Agreement during which the Research Project will be undertaken (the "Project Term"), through September 15, 2012.  The $500,000 upfront license fee payment, collected in October 2010, is included as Account Receivable on the September 30, 2010 Balance Sheet, with an offset to Deferred Revenue.  License fee revenue of $16,250 was generated during the three months ended September 30, 2010.

7. Share-Based Payments

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

On March 27, 2008 and May 14, 2008, the Company granted options to purchase an aggregate of 425,000 and 100,000 shares, respectively, of its common stock to three individuals for consulting services rendered to the Company and a director, respectively, each at an exercise price of $0.19 per share and term of ten years.  The fair value of the underlying common stock at the date of grant was $0.07 per share. The options granted on March 27, 2008, vested as follows: 158,334 immediately, 133,333 on the first anniversary and 133,333 on the second anniversary. The options granted on May 14, 2008 vested upon stockholder approval to amend the Certificate of Incorporation to increase the number of authorized shares of common stock at the annual stockholder meeting on June 24, 2008, and have a term of ten years unless cancelled earlier upon director's removal or resignation from the board. Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of approximately 4%; expected dividend yield of 0%; expected option life of ten years; and expected volatility of approximately 17%. The aggregate grant date fair value of the award amounted to $36,698.  Of these options, 400,000 of them have been cancelled pursuant to the mutual agreement of the Company and two of its consultants, Dr. Axel and Dr. Vosshall, as discussed below.  Dr. Axel and Dr. Vosshall will remain unpaid consultants to the Company.

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

As of August 30, 2010, the Company and two of its consultants agreed to cancel all options issued to such individuals totaling 400,000 shares previously issued in March 2008.

On September 8, 2010, the Company adopted the 2010 Stock Incentive Plan ("2010 Plan"). A total of 2,000,000 shares of common stock are eligible for issuance under the 2010 Plan. On that date, the Company granted under the 2010 Plan 500,000 stock options to an officer with an exercise price of $0.28 per share.  The options vested immediately and have a ten year term.  Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows:  risk-free interest rate of approximately 2%; expected divided yield of 0%; expected option life of five years; and expected volatility of approximately 190%.  The aggregate grant date fair value of the award amounted to $135,450.  In addition, the Company granted 250,000 stock options to two of its directors with an exercise price of $0.28 per share.  The options vested immediately and have a ten year term.  Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows:  risk-free interest rate of approximately 3%; expected divided yield of 0%; expected option life of ten years; and expected volatility of approximately 190%.  The aggregate grant date fair value of the award amounted to $69,850.

On September 8, 2010, the Company also granted 50,000 stock options to an employee with an exercise price of $0.28 per share.  The options vest 50% on each of July 1, 2011 and July 1, 2012 and have a ten year term.  Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows:  risk-free interest rate of approximately 2%; expected divided yield of 0%; expected option life of approximately six years; and expected volatility of approximately 190%.  The aggregate grant date fair value of the award amounted to $13,700.

The Company recorded $207,201 and $5,825 of compensation expense for the nine months ended September 30, 2010 and 2009, respectively, related to these options. Total unamortized compensation expense related to unvested stock options at September 30, 2010 amounted to $12,964.

The following table summarizes information on all common stock purchase option activity for the nine months ended September 30, 2010:
	September 30, 2010
	Number	Weighted Average Exercise Price
Outstanding, beginning of the year	675,000	$0.17
Granted	800,000	0.28
Cancelled	(400,000)	0.19

Outstanding, September 30, 2010	1,075,000	$0.24

Exercisable, September 30, 2010	1,025,000	$0.24

The number and weighted average exercise prices of all common stock purchase options as of September 30, 2010 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price

$0.05 to $0.28	1,075,000	9.44	$0.24

All options were issued at an option price at least equal to the market price on the date of the grant, in addition, none of the options currently outstanding have any intrinsic value.

The Company issues new shares of common stock upon exercise of stock options.

8. Notes Payable

During October 2009, the Company issued to each of four individuals $50,000 subordinated convertible promissory notes (the “October 2009 Notes”) aggregating $200,000. The individuals included the Company’s Chief Executive Officer and Chairman of the Board, another director, one of the Company’s greater than 5% stockholders and an accredited investor. The  $50,000 principal amount of October 2009 Notes issued to the Chief Executive Officer and Chairman of the Board represented $25,000 of new funds received and a rollover of a $25,000 loan made by him to the Company on September 10, 2009.  The October 2009 Notes bore interest of 4% per annum and were payable on demand on the earlier of (i) the date on which the Company publicly announced a joint venture or strategic relationship, the execution of a license, or similar agreement with a third-party with respect to the Company’s technology and (ii) the date on which the Company filed with the SEC its annual report on Form 10-K, which included audited financial statements for the year ended December 31, 2009, such date referred to as the target date.  The holders were entitled to convert the outstanding principal amount of the October 2009 Notes and accrued and unpaid interest thereon into shares of the Company’s common stock at any time commencing on the fifth trading day immediately following the target date at the conversion price in effect on such date.  The conversion price was the greater of (i) the average of the closing sale price of the Company’s common stock for the five trading days immediately following the target date and (ii) $0.05 per share.

The Company was entitled to prepay the October 2009 Notes on 20 days’ prior written notice to the holders.  The Company had agreed to include the shares of common stock issuable upon conversion of the October 2009 Notes in any applicable registration statement filed by the Company with the SEC covering its equity securities.

On April 8, 2010, pursuant to the terms of the October 2009 Notes, the conversion price of the October 2009 Notes was set at $0.05.  Also, on April 8, 2010, each of the holders elected to convert all of the then outstanding principal and interest on such October 2009 Notes, totaling $203,697, which resulted in the issuance to them of an aggregate of 4,073,943 shares of the Company’s common stock.  The conversion of the October 2009 Notes resulted in the October 2009 Notes being satisfied in full.

On April 12, 2010, the Company issued to each of four individuals $20,000 principal amount of promissory notes (a total of $80,000 principal amount) (the “April 2010 Notes”). The investors included the Company’s Chief Executive Officer and Chairman of the Board, a director of the Company who is also a beneficial owner of more than 10% of the Company’s outstanding common stock, another beneficial owner of more than 10% of the Company's outstanding common stock and one of the Company’s greater than 5% stockholders.  These April 2010 Notes bear interest at 4% per annum. Principal and accrued interest on the April 2010 Notes are payable on April 12, 2015; provided, however that the April 2010 Notes become due and payable immediately upon the Company’s consummation of an equity financing resulting in net proceeds to the Company in excess of $2,500,000. Due to the existence of this contingent maturity acceleration feature, the Company has classified the April 2010 Notes as current liabilities on the accompanying balance sheet.

On August 12, 2010, the Company's Chief Executive Officer made an interest free loan to the Company in the amount of $20,000 pursuant to a demand promissory note.

On September 7, 2010, the Company borrowed a total of $50,000 ($25,000 each) from a director of the Company who is also a beneficial owner of more than 10% of the Company's outstanding common stock and one of the Company’s greater than 10% stockholders.  These loans were made pursuant to a demand promissory note and are non-interest bearing.

9. Commitments and Contingencies

The Company entered into a one-year sublease for office space in West Palm Beach, Florida.  The sublease expired on June 2010.  The Company had an option to renew for an additional year, but is currently renting on a month-to-month basis, for approximately $1,390 per month.

10. Related Party Transactions

Please refer to Notes 7 and 8 regarding related party transactions.

11. Subsequent Events

During October 2010, the Company received payment of the upfront $500,000 license fee, included in account receivable at September 30, 2010.

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

While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. As of September 30, 2010, we held three patents directly with another patent being issued under the Columbia License. We cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

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

Results of Operations

General

During the current quarter, we commenced our principal operations and generated revenue when we entered into a Product Development Agreement with Bayer CropScience AG. (“Bayer”) (see below)

Prior to the spin-off on December 1, 2006, our business was operated within Sentigen as part of its broader corporate organization rather than as a stand-alone company. Historically, Sentigen performed certain corporate functions for us. Our historical financial statements included herein do not reflect the expense of certain corporate functions we would have needed to perform if we were not a wholly-owned subsidiary. Following the spin-off, Sentigen no longer provided assistance to us and we are responsible for the additional costs associated with being an independent public company, including costs related to corporate governance, quoted securities and investor relations issues. Therefore, you should not make any assumptions regarding our future performance based on our financial statements.

 Project Research and Product Development

            We intend to continually review the commercial validity of the olfaction technology, in order to make the appropriate decisions as to the best way to allocate our limited resources.

On August 31, 2010, we entered into a Project Research and Product Development Agreement, referred to as the Development Agreement, with Bayer CropScience AG, referred to as Bayer, effective September 15, 2010, pursuant to which we and Bayer will cooperate in the identification and development of molecules affecting olfaction (the sense of smell) in insects. This approach is designed to exploit advances in neuroscience to safely and effectively prevent crop damage and the spread of human disease by altering insect behavior. This approach may allow for a new level of specificity and efficiency of insect control.

Under the Development Agreement, we will provide to Bayer proprietary technology for screening particular compounds in Bayer's chemical library that may affect the function of insect odorant receptors. Bayer's efforts will be undertaken as part of a collaborative research project, referred to as the Research Project, with investigators at Columbia and Rockefeller Universities in New York. Support for the Research Project is being provided by a grant award to Columbia from the Foundation for the National Institutes of Health (FNIH) through the Grand Challenges in Global Health initiative, referred to as the Initiative, of the Bill & Melinda Gates Foundation. One of the goals of the Initiative is to improve the control of insects that affect human health, with the ultimate goal of eradication of malaria, Dengue fever and other insect borne diseases in the developing world.

Bayer will determine whether to develop further, for crop control applications, compounds identified in the course of the Research Project.

In connection with the Development Agreement, we have granted to Bayer certain exclusive rights to use its proprietary technology in the field of use of the Development Agreement (any use against invertebrate animals other than the prevention, diagnosis or treatment of human health conditions). Bayer will provide us with the opportunity to acquire a license in the field of use to further develop compounds identified by Bayer in the course of the Research Project, which Bayer determines not to further develop itself. Bayer has also granted to us an exclusive option, that expires five years from the end of the Project Term, as that term is defined below, to negotiate and execute a license from Bayer with respect to compounds identified by Bayer in the course of the Research Project, for use outside the field of use and outside the field of agriculture.

As part of the Development Agreement, Bayer has paid to us an upfront $500,000 license fee and has agreed to pay us additional amounts upon achieving certain milestones and royalties on any net sales of products developed pursuant to the project. Consistent with the global access policy of the Initiative and the award agreement to Columbia University from FNIH, the Development Agreement also provides for certain guidelines with respect to distribution and pricing of products for those most in need in disease endemic countries.

Total contractual payments, including the aforementioned upfront license fee, relating to the exclusive license granted to Bayer totaling $780,000 will be recognized as licensing fee revenue pro-rata over the expected 2 year Project Term of the Development Agreement during which the Research Project will be undertaken (the "Project Term"), through September 15, 2012.  The $500,000 upfront license fee payment, collected in October 2010, is included as Account Receivable on the September 30, 2010 Balance Sheet, with an offset to Deferred Revenue.  License fee revenue of $16,250 was generated during the three months ended September 30, 2010.

Operating and Other Expenses

For the three months ended September 30, 2010, general and administrative costs were $434,941 compared to $93,112 for the three months ended September 30, 2009.  The comparative increase of $341,829 during the three months ended September 30, 2010 is primarily due to an increase in stock based compensation expense of approximately $205,000, an increase in professional fees of approximately $143,000, an increase in travel expenses of approximately $1,400, largely offset by a decrease in compensation and employee health insurance expense of approximately $6,600 coupled with a net decrease in other miscellaneous expenses of approximately $1,000.

For the nine months ended September 30, 2010, general and administrative costs were $666,130 compared to $287,381 for the nine months ended September 30, 2009.  The comparative increase of $378,749 during the nine months ended September 30, 2010 is primarily due to an increase in stock based compensation expense of approximately $201,000, an increase in professional fees of approximately $188,000, an increase in travel expenses of approximately $9,000, partially offset by a decrease in compensation and employee health insurance expense of approximately $18,000 coupled with a net decrease in other miscellaneous expenses of approximately $1,000.  The increase in professional fees and miscellaneous expenses for the period ended September 30, 2010, was related in part to the execution of the Development Agreement.

Amortization expense includes the amortization of our license and patent costs.  For the three months ended September 30, 2010 and 2009, amortization expense was $0 and $24,022, respectively, and for the nine months ended September 30, 2010 and 2009, amortization expense was $42,915 and $65,108, respectively.  License and patent costs have been fully amortized as of September 30, 2010.  The original value of the Columbia License of $440,625 reflects the closing share price of Sentigen’s common stock on April 10, 2000. The capitalized value of the patent costs of $119,700 mainly consists of legal and application fees.

Interest and financing expenses reflect the cost of our outstanding debt.  For the three months ended September 30, 2010 and 2009, interest and financing expenses amounted to $807 and $83, respectively, and for the nine months ended September 30, 2010 and 2009, interest amounted to $3,657 and $83, respectively.

Liquidity and Capital Resources

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. We have incurred operating losses since inception. As of September 30, 2010, we had $8,303 in cash and cash equivalents, compared to $73,612 at December 31, 2009. At September 30, 2010, we had a working capital deficiency of $469,247, compared to a working capital deficiency of $328,367 at December 31, 2009. Net cash used in operating activities for the nine months ended September 30, 2010 was $208,316, compared to $172,077 for the nine months ended September 30, 2009, an increase of $36,239.

On September 10, 2009 we borrowed $25,000 from our Chief Executive Officer and Chairman of the Board, referred to as the September 2009 loan. The September 2009 loan bore interest at 6% per annum, and was amended and satisfied in full as described below.

On October 26, 2009, we issued to each of four individuals $50,000 subordinated convertible promissory notes (an aggregate principal amount of $200,000 of notes), referred to as the October 2009 Notes. The individuals included our Chief Executive Officer and Chairman of the Board of Directors, another director and one of our greater than 5% stockholders and an accredited investor. The $50,000 principal amount of October 2009 Notes issued to the Chief Executive Officer and Chairman of the Board represented $25,000 of new funds received and a rollover of the September 2009 loan.  The October 2009 Notes bore interest of 4% per annum and were payable on demand on the earlier of (i) the date on which we publicly announced a joint venture or strategic relationship, the execution of a license, or similar agreement with a third-party with respect to our technology and (ii) the date on which we filed with the SEC our annual report on Form 10-K, which included audited financial statements for the year ended December 31, 2009. The holders were entitled to convert the outstanding principal amount of the notes and accrued and unpaid interest thereon into shares of our common stock at any time commencing on the fifth trading day immediately following the target date at the conversion price in effect on such date.  The conversion price was the greater of (i) the average of the closing sale price of our common stock for the five trading days immediately following the target date and (ii) $0.05 per share.

On April 8, 2010 the holders of the October 2009 Notes elected to convert these notes into shares of our common stock at a conversion price of $0.05, resulting in the aggregate issuance of 4,073,943 shares of our common stock.  The October 2009 notes were thereby satisfied in full and are no longer outstanding.

On April 12, 2010 we issued to each of four individuals $20,000 principal amount of promissory notes, for an aggregate of $80,000 principal amount of notes. The investors included Joseph K. Pagano, the Company’s Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors, Frederick R. Adler, a director of the Company and a beneficial owner of more than 10% of the Company’s outstanding common stock and Samuel A. Rozzi, a beneficial owner of more than 10% of the Company’s outstanding common stock and one other individual.  Principal and accrued interest on these notes are payable on April 12, 2015; provided, however that these notes become due and payable immediately upon our consummation of an equity financing resulting in net proceeds to us in excess of $2,500,000.

On August 12, 2010, we issued a demand, non-interest bearing note in favor of Mr. Pagano in the amount of $20,000.

On September 7, 2010, we issued demand, non-interest bearing notes in favor of each of Messrs. Adler and Rozzi, each in the amount of $25,000, for an aggregate of $50,000.

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

Off-Balance-Sheet Arrangements

As of September 30, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Inflation

Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt (if any) may not be offset by increases in cash flow.  At September 30, 2010, we had $0 in floating rate debt outstanding. There was no significant impact on our operations as a result of inflation during the nine-month period ended September 30, 2010.

Recent Accounting Pronouncements

See Note 3 to the financial statements included in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2010, Mr. Joseph K. Pagano, who is our Chief Executive Officer, Secretary and Treasurer (and principal financial officer) evaluated the effectiveness of our "disclosure controls and procedures" as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls"). Based upon this evaluation, Mr. Pagano concluded that the Disclosure Controls were effective, as of the date of their evaluation, in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that any information relating to us that is required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2010, there were no changes in our  "internal  control over financial  reporting" as defined in Rules  13a-15(f) and 15d-15(f) of the Securities  Exchange Act of 1934 (“Internal Control”),  that have  materially affected or are reasonably likely to materially affect our Internal Control.

PART II- OTHER INFORMATION

Item 6. Exhibits.

Exhibit	Description

10.1	Demand Note dated as of August 12, 2010 made by SentiSearch, Inc. in favor of Frederick R. Adler.

10.2	Demand Note dated as of September 7, 2010 made by SentiSearch, Inc. in favor of Samuel A. Rozzi.

10.3	2010 Stock Incentive Plan.

10.4	Incentive Stock Option Agreement dated as of September 8, 2010 between Joseph K. Pagano and SentiSearch, Inc.

10.5	Non-Qualified Stock Option Agreement dated as of September 8, 2010 between Joseph K. Pagano and SentiSearch, Inc.

10.6	Non-Qualified Stock Option Agreement dated as of September 8, 2010 between Erik Lundh and SentiSearch, Inc.

10.7	Non-Qualified Stock Option Agreement dated as of September 8, 2010 between Frederick Adler and SentiSearch, Inc.

10.8	Project Research and Product Development Agreement dated as of September 15, 2010 by and between Bayer CropScience AG and SentiSearch, Inc.*

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Portions of this exhibit have been omitted pursuant to a Request for Confidential Treatment and filed separately with the Securities and Exchange Commission.  Such portions are designated “[***]”.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 2010	SENTISEARCH, INC.

/s/ Joseph K. Pagano
Joseph K. Pagano, Chief Executive Officer and Treasurer (principal executive and financial officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Demand Note dated as of August 12, 2010 made by SentiSearch, Inc. in favor of Frederick R. Adler.

10.2	Demand Note dated as of September 7, 2010 made by SentiSearch, Inc. in favor of Samuel A. Rozzi.

10.3	2010 Stock Incentive Plan.

10.4	Incentive Stock Option Agreement dated as of September 8, 2010 between Joseph K. Pagano and SentiSearch, Inc.

10.5	Non-Qualified Stock Option Agreement dated as of September 8, 2010 between Joseph K. Pagano and SentiSearch, Inc.

10.6	Non-Qualified Stock Option Agreement dated as of September 8, 2010 between Erik Lundh and SentiSearch, Inc.

10.7	Non-Qualified Stock Option Agreement dated as of September 8, 2010 between Frederick Adler and SentiSearch, Inc.

10.8	Project Research and Product Development Agreement dated as of September 15, 2010 by and between Bayer CropScience AG and SentiSearch, Inc.

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Portions of this exhibit have been omitted pursuant to a Request for Confidential Treatment and filed separately with the Securities and Exchange Commission.  Such portions are designated “[***]”.