Form 10-K
period 2010-12-31
SentiSearch, Inc.
filed 2011-03-31
CIK 1380024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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
Yes ☐ No ☒

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of the close of business on June 30, 2010 was approximately $726,505.  For purposes of this calculation only, shares of Common Stock held by each officer and director as well as by each person who, as of June 30, 2010, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose.

As of March 3, 2011 16,821,787 shares of the registrant's Common Stock, par value $.0001 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

Forward-looking Information

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements using terminology such as “can”, “may”, “believe”, “designed to”, “intend to”, “expect”, “plan”, “should”, “anticipate”, “estimate”, “potential” or “continue”, or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. You should read statements that contain these words carefully because they:

•	discuss our future expectations;

•	contain projections of our future results of operations or of our financial condition; and

•	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, forward-looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in or implied by forward-looking statements as a result of certain factors, including those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

ITEM 1.  BUSINESS.

General

SentiSearch, Inc. (“SentiSearch” or “we” or “us” or the “Company”) is a Delaware corporation that was incorporated on October 3, 2006. We were previously a wholly-owned subsidiary of Sentigen Holding Corp. (“Sentigen”) and were incorporated solely for the purpose of holding the olfaction intellectual property assets of Sentigen and its then subsidiary, Sentigen Biosciences, Inc. (“Sentigen Biosciences”). Prior to the merger between Sentigen and Invitrogen Corporation (“Invitrogen”) that was consummated on December 1, 2006, Sentigen separated its olfaction intellectual property assets from the businesses to be acquired by Invitrogen. This separation was accomplished through the contribution of Sentigen’s olfaction intellectual property assets to us on October 10, 2006 and the subsequent spin-off in which Sentigen distributed 100% of its ownership interest in us to its then stockholders on December 1, 2006. As a result of this spin-off, we became a public, stand-alone company. Our principal executive offices are located at 1217 South Flagler Drive, 3rd  Floor, West Palm Beach, Florida 33401.

Overview

The olfaction intellectual property assets that we hold primarily consist of an exclusive worldwide license issued by The Trustees of Columbia University in the City of New York (“Columbia”), as described in more detail below under the heading “Licensed Products and Services” (the “Columbia License”), and certain issued patents and patent applications titled “Nucleic Acids and Proteins of Insect or 83b odorant receptor genes and uses thereof.” The olfaction intellectual property assets are also referred to in this Form 10-K as “our olfaction intellectual property.” Primarily due to the estimated revenues to be earned under the Bayer Agreement described below under the heading “Agreement with Bayer CropScience AG”, entered into during the current period, management has determined that the Company has commenced its planned principal operations and is no longer considered a development stage company as of September 15, 2010.  We have a limited operating history. We have generated only limited revenues from operations. All losses accumulated since the commencement of our business have been considered as part of our development stage activities.

During the third quarter of 2010, we entered into a Project Research and Product Development Agreement (the “Bayer Agreement”) with Bayer CropScience AG (“Bayer”), pursuant to which the Company and Bayer will cooperate in the identification and development of molecules affecting olfaction in insects, as described in more detail below.

Licensed Products and Services

On April 10, 2000, Sentigen Biosciences entered into the Columbia License described below. On October 10, 2006, we entered into a contribution agreement with Sentigen pursuant to which Sentigen transferred to us all of its olfaction intellectual property, including the Columbia License. On October 17, 2006, Columbia consented to the assignment of the Columbia License from Sentigen Biosciences to us subject to certain conditions, all of which have been satisfied to the extent currently required.  As of January 30, 2011 the Columbia License was amended such that the license in the patents originally contained in the Columbia License were terminated and, in consideration for such termination, the royalties payable by the Company to Columbia were reduced.

The Columbia License, as amended,   provides us with worldwide rights to certain of Columbia’s rights in the areas of insect chemosensation and olfaction. The Columbia License gives us an exclusive license to develop, manufacture, have made, import, use, sell, distribute, rent or lease any product or service that involves the know-how, confidential information and physical materials conveyed by Columbia to us (collectively, the “Licensed Products/Services”). In addition to certain funding requirements by Sentigen, all of which were satisfied, in consideration of the Columbia License, Columbia was issued 75,000 shares of Sentigen common stock in 2006 and will receive royalties of 0.15% of the net sales of any Licensed Products/Services.

The licenses granted to us under the Columbia License expire ten years from the first sale of any Licensed Product/Service.

The potential uses of the olfaction intellectual property assets derived from the Columbia License consist of know-how related to three families of patent applications relating to (i) odorant receptors and their uses, (ii) cloning of vertebrate pheromone receptors and their uses and (iii) genes encoding insect odorant receptors and their uses. We believe that the know-how most likely to be useful in the near future is in the area of insect control, because insects operate entirely through sense of smell and taste for feeding, mating, locating egg-laying sites and general navigation. Blocking the insect sense of smell and taste may afford a potential strategy to inhibit insect reproduction, feeding behavior, and damage to humans, animals, crops and stored products. Such a technology would not require genetic modification of the plant or insect and may rely solely on compounds that are natural, non-toxic and compatible with organic farming methods. This technology has the potential to offer a high level of specificity providing for the targeting of an individual species, reduction of environmental disruption and less chance of insect resistance.

In addition to the Columbia License, we have certain issued patents and patent applications relating to nucleic acids and proteins of insect or 83b odorant receptor genes and their uses. These patents and patent applications relate to the isolation of a gene that appears to be ubiquitous among insects. This gene has been identified in various species of insects, including many that have a profound effect on agricultural production and human health. The identification of this gene, and the protein that it expresses, may enable the development of high-throughput screening methods to discover compounds that attract insects to a particular site (and away from one where their presence is undesirable), or develop materials that are distasteful to the insects’ sense of “smell,” thereby making agricultural products, for example, undesirable to them.

We currently hold four patents in the United States and one patent in each of Australia, Israel, Japan and Mexico, expiring between 2022 and 2023.  All of the issued patents cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence. The patents cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.

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

•	food production; and

•	pharmaceutical companies.

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

Agreement with Bayer CropScience AG

On August 31, 2010, we entered into the Bayer Agreement, effective September 15, 2010, pursuant to which the Company and Bayer will cooperate in the identification and development of molecules affecting olfaction in insects.  This approach is designed to exploit advances in neuroscience to safely and effectively prevent crop damage and the spread of human disease by altering insect behavior. This approach may allow for a new level of specificity and efficiency of insect control.

Under the Bayer Agreement, the Company will provide to Bayer proprietary technology for screening particular compounds in Bayer’s chemical library that may affect the function of insect odorant receptors. Bayer’s efforts will be undertaken as part of a collaborative research project (the “Research Project”) with investigators at Columbia and Rockefeller Universities in New York. Support for the Research Project is being provided by a grant award to Columbia from the Foundation for the National Institutes of Health (FNIH) through the Grand Challenges in Global Health initiative (the “Initiative”) of the Bill & Melinda Gates Foundation. One of the goals of the Initiative is to improve the control of insects that affect human health, with the ultimate goal of eradication of malaria, Dengue fever and other insect borne diseases in the developing world.

Bayer will determine whether to develop further, for crop control applications, compounds identified in the course of the Research Project.

In connection with the Bayer Agreement, the Company has granted to Bayer certain exclusive rights to use its proprietary technology in the field of use of the Bayer Agreement (any use against invertebrate animals other than the prevention, diagnosis or treatment of human health conditions). Bayer will provide the Company with the opportunity to acquire a license in the field of use to further develop compounds identified by Bayer in the course of the Research Project, which Bayer determines not to further develop itself. Bayer has also granted the Company an exclusive option, that expires five years from the end of the two-year period during which the Research Project will be undertaken, to negotiate and execute a license from Bayer with respect to compounds identified by Bayer in the course of the Research Project, for use outside the field of use and outside the field of agriculture.

As part of the Bayer Agreement, Bayer has paid to the Company an upfront fee and has agreed to pay to the Company additional amounts upon achieving certain milestones and royalties on any net sales of products developed pursuant to the project. Consistent with the global access policy of the Grand Challenges program and the award agreement to Columbia University from FNIH, the Agreement also provides for certain guidelines with respect to distribution and pricing of products for those most in need in disease endemic countries.

Competition

We face competition primarily from universities, including Yale University and Vanderbilt University, who are conducting research and have patent applications pertaining to areas relevant to olfaction technology. These competitors may have greater financial, management, technology, research and development, sale, marketing and other resources than we do.

Employees

We currently have one employee, in addition to our Chief Executive Officer.  In the event we are able to commercialize our research and development activities further, or prospects for doing so appear significant, we would expect at that time to hire additional employees.

Government Regulation

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

ITEM 1A. RISK FACTORS.

Our business faces significant risks.  These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial.  Our business, financial condition and results of operations could be materially adversely affected by any of these risks, and the trading price of our common stock could decline.

RISKS RELATING TO OUR COMMON STOCK

History of Operating Losses. We have a history of operating losses, and expect to incur additional losses in the future.  Therefore, we will need additional funds in the future to continue our operations.

To date, we have lost money, and we expect to lose money in the foreseeable future.  We expect that our future revenues will consist primarily of the commercialization of our olfaction intellectual property.  This olfaction intellectual property includes our rights under the Columbia License as well as our own.  As well as our own, we have certain patents and patent applications relating to nucleic acids and proteins of insects or 83b odorant receptor genes and their uses.  We believe that the olfaction intellectual property may be of value to commercial and non-profit partners and customers.  Unless we are able to generate significant revenue from our Licensed Products/Services or other intellectual property, we will not be profitable. There is no guarantee that we will ever be profitable. Since we were incorporated in October 2006 through December 31, 2010, our total net loss was $2,882,365.  Our net loss was $625,230 for the year ended December 31, 2010 and $466,729 for the year ended December 31, 2009.

Source and Need for Capital.

To date, we have funded our operations through loans from various parties, including from our affiliates, from selling our common stock to investors and, most recently, through our Project Research and Product Development Agreement with Bayer CropScience AG.  Pursuant to the Project Research and Product Development Agreement, Bayer paid us an upfront fee and has agreed to pay us additional amounts upon the achievement of certain milestones. Our ability to obtain financing and realize revenue depends upon the success of the Bayer Agreement, of which there is no guarantee, the status of future business prospects, as well as conditions prevailing in the capital markets.

If we are unable to obtain additional financing, our business operations will be harmed or discontinued, and if we do obtain additional financing our stockholders may suffer substantial dilution.

We believe we will be required to seek additional capital to sustain or expand our business operations in the near future.  We have no commitments for any future funding, and may not be able to obtain additional financing or grants on terms acceptable to us, if at all, in the future.  If we are unable to obtain additional capital, this would restrict our ability to grow and may require us to curtail or discontinue our business operations.  Additionally, while a reduction in our business operations may prolong our ability to operate, that reduction would harm our ability to implement our business strategy.  If we can obtain any equity financing, it may involve substantial dilution to our then existing stockholders.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report accompanying our financial statements, our independent auditors stated that our financial statements for the year ended December 31, 2010 were prepared assuming that we would continue as a going concern, and that they have substantial doubt as to our ability to continue as a going concern.  Our auditors’ doubts are based on our working capital deficiency, accumulated deficit and stockholders’ deficiency as of December 31, 2010.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including the sale of our securities, obtaining loans, or obtaining grants from various organizations or governments, where possible.  The foregoing going concern qualification could make obtaining future financing more difficult.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

We own four U.S. patents, and one patent in each of Australia, Japan, Mexico and Israel.  Patent applications are pending in other countries.

Our patents, trade secrets, know-how and all of our other intellectual property rights are important assets for us. There are events that are outside of our control that pose a threat to our intellectual property rights as well as to our products and services.  For example, effective intellectual property protection may not be available in every country in which our products and services are distributed.  The efforts we have taken to protect our proprietary rights may not be sufficient or effective.  Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive for us to do business and harm our operating results.  Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations.  Given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.  There is always the possibility that the scope of the protection gained from one of our issued patents will be insufficient or deemed invalid or unenforceable.  Our pending patent applications may not result in granted patents.  We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees or consultants, which would cause us to lose the competitive advantage resulting from these trade secrets.  In addition, our licensor of certain intellectual property that we use may not choose to be able to protect the licensed intellectual property effectively.

Intellectual property litigation could harm our business.

Litigation regarding patents and other intellectual property rights is extensive in the biotechnology industry.  In the event of an intellectual property dispute, we may be forced to litigate.  This litigation could involve proceedings instituted by the U.S. Patent and Trademark Office or the International Trade Commission, as well as proceedings brought directly by affected third parties.  Intellectual property litigation can be extremely expensive, and these expenses, as well as the consequences should we not prevail, could seriously harm our business.

If a third party claims an intellectual property right to technology we use, we might need to discontinue an important product or product line, alter our products and processes, pay license fees or cease our affected business activities.  Although we might under these circumstances attempt to obtain a license to this intellectual property, we may not be able to do so on favorable terms, or at all.  Furthermore, a third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling any product candidate we may have.  These lawsuits are costly and could affect our results of operations and divert the attention of our executives and/or personnel.  A court may decide that we are infringing the third party’s patents and would order us to stop the activities covered by the patents.  In addition, a court may order us to pay the other party damages for having violated the other party’s patents.  The biotechnology industry has produced a proliferation of patents, and it is not always clear to industry participants, including us, which patents cover various types of products or methods of use.  The coverage of patents is subject to interpretation by the courts, and the interpretation is not always uniform.  If we are sued for patent infringement, we would need to demonstrate that our products or methods of use either do not infringe the patent claims of the relevant patent and/or that the patent claims are invalid, and we may not be able to do this.  Proving invalidity, in particular, is difficult since it requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources.  In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

Competition

We face competition primarily from universities, including Yale University and Vanderbilt University, who are conducting research and have patent applications pertaining to areas relevant to olfaction technology. These competitors may have greater financial, management, technology, research and development, sale, marketing and other resources than we do.

RISKS RELATING TO OUR COMMON STOCK

Because there is a limited market in our common stock, stockholders may have difficulty selling our common stock and our common stock may be subject to significant price swings.

There can be no assurance that an active market for our common stock will develop. If an active public market for our common stock does not develop, shareholders may not be able to re-sell the shares of our common stock that they own and affect the value of such shares.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•  that a broker or dealer approve a person’s account for transactions in penny stocks; and

•  the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•  obtain financial information and investment experience objectives of the person; and

•  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•  sets forth the basis on which the broker or dealer made the suitability determination; and

•  that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The exercise of outstanding options may have a dilutive effect on the price of our common stock.

To the extent that outstanding stock options and warrants are exercised, dilution to our stockholders will occur. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected, since the holders of the outstanding options and warrants can be expected to exercise them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than the exercise terms provided by the outstanding options and warrants.

We do not expect to pay dividends in the foreseeable future.  Any return on investment may be limited to the value of our common stock.

We do not currently anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. Our current intention is to apply net earnings, if any, in the foreseeable future to increasing our capital base and development and marketing efforts. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our common stock, and in any event, a decision to declare and pay dividends is at the sole discretion of the our Board of Directors. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

ITEM 1B UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item; however there are no unresolved staff comments.

ITEM 2.  PROPERTIES

Our principal executive office is located at 1217 South Flagler Drive, 3rd  Floor, West Palm Beach, Florida 33401. We lease this approximately 411 square foot office space on a month to month basis for a monthly payment of $1,390.  We do not own any real property.

ITEM 3.  LEGAL PROCEEDINGS.

None.

ITEM 4.  [REMOVED AND RESERVED].

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

	Price
Period	High	Low
2010
First Quarter	$0.04	$0.02
Second Quarter	$0.15	$0.01
Third Quarter	$0.50	$0.05
Fourth Quarter	$1.55	$0.28
2009
First Quarter	$0.13	$0.02
Second Quarter	$0.02	$0.02
Third Quarter	$0.03	$0.02
Fourth Quarter	$0.10	$0.03

Holders

As of March 23, 2011, we had 63 stockholders of record.  We believe that a number of stockholders hold their shares of our common stock in brokerage accounts and registered in the name of stock depositories.

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

To date, we have incurred substantial operating losses. As of December 31, 2010, we held four patents in the United States and additional patents in certain foreign countries.  We also have additional pending patent applications.  We cannot provide any assurance that our additional patent applications will be successful. While we believe our technology capabilities in the olfaction area are substantial, we intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

During 2010, we entered into a Project Research and Product Development Agreement with Bayer CropScience AG.

Off-Balance-Sheet Arrangements

As of December 31, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Results of Operations

General

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course.  Funding for the year ended December 31, 2010 was provided by $500,000 paid to us by Bayer in connection with entering into the Bayer Agreement and by the $150,000 of proceeds of loans we received from related parties. During the year ended December 31, 2010, we recognized revenues in the aggregate amount of $113,750 or three and a half months of an estimated 24 month project in connection with the Bayer Agreement.

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

Revenues

During the year ended December 31, 2010, we realized revenues of $113,750, attributable to the Bayer Agreement, compared to no revenues during the year ended December 31, 2009.

Operating Expenses

For the year ended December 31, 2010, we had general and administrative costs of $691,612, compared to $374,344 for the year ended December 31, 2009. The comparative increase of $317,268 was primarily due to an increase in professional fees of $115,005 and an increase of $202,659 in stock-based compensation expense.

For the years ended December 31, 2010 and 2009, amortization expenses were $42,915 and $91,343, respectively.  The decrease in amortization expense was primarily due to the full amortization of license and patent costs during 2010.   For the years ended December 31, 2010 and 2009, interest expense on our promissory notes amounted to $4,463, and $1,540, respectively.  The increase was due to the increased levels of debt.

Net Loss

As a result of the foregoing, we had a net loss of $625,230, or $.04 per share, during the year ended December 31, 2010, compared to a net loss of $466,729, or $.04 per share, during the year ended December 31, 2009.

Liquidity and Capital Resources

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course. We have incurred operating losses since inception. As of December 31, 2010 we had $171,854 in cash and cash equivalents, compared to $73,612 at December 31, 2009. At December 31, 2010 we had a working capital deficiency of $412,446 compared to working capital deficiency of $328,367 at December 31, 2009.  Net cash used in operating activities for the year ended December 31, 2010 was $44,765 mainly attributable to our net loss of $625,230, a decrease in accounts payable and accrued expenses of $57,746 and an increase in account receivable and prepaid expense of $281,236, offset in part by amortization of license and patent costs of $42,915, stock based compensation expense of $210,282, and a net increase in deferred revenue of $666,250.  Net cash used in operating activities for the year ended December 31, 2009 was $286,965 mainly attributable to our net loss of $466,729, offset in part by amortization of license and patent costs of $91,343, stock based compensation expense of $7,624 and an increase in accounts payable and accrued expenses of $80,797.

During 2010, we raised capital through the following transactions:

On April 8, 2010, pursuant to the terms of certain subordinated promissory notes issued in October 2009 (the “October 2009 Notes”) to four individuals, aggregating $200,000, the conversion price of the October 2009 Notes was set at $0.05.  Also, on April 8, 2010, each of the holders elected to convert all of the then outstanding principal and interest on such October 2009 Notes, totaling $203,697, which resulted in the issuance to them of an aggregate of 4,073,943 shares of the Company’s common stock.  The conversion of the October 2009 Notes resulted in the October 2009 Notes being satisfied in full.  The holders included Joseph K. Pagano, our Chief Executive Officer, Frederick R. Adler, one of our directors, Samuel A. Rozzi, one of our greater than 10% stockholders, and another accredited investor.

On April 12, 2010, the Company issued to each of the foregoing four individuals $20,000 principal amount of promissory notes (the “April Notes”) (a total of $80,000 principal amount of April Notes).

Principal and accrued interest on the April Notes are payable on April 12, 2015; provided, however that the April Notes become due and payable immediately upon the Company’s consummation of an equity financing resulting in net proceeds to the Company in excess of $2,500,000.

On August 12, 2010, Mr. Pagano made an interest-free loan to the Company in the amount of $20,000 pursuant to a demand promissory note.

On September 7, 2010, the Company issued to each of Messrs. Rozzi and Adler, $25,000 principal amount of interest-free demand promissory notes (the “September 2010 Notes”) (a total of $50,000 principal amount of September 2010 Notes).

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

Inflation

Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt (if any) may not be offset by increases in cash flow. At December 31, 2010, we had $0 in floating rate debt outstanding. There was no significant impact on our operations as a result of inflation during the years ended December 31, 2010 and 2009.

Recently Issued Accounting Pronouncements

          See Note 10 of "Notes to Financial Statements" of this Annual Report for additional information regarding the status of recently issued accounting pronouncements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, and are not required to provide information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SENTISEARCH, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
SentiSearch, Inc.
West Palm Beach, Florida

We have audited the accompanying balance sheets of SentiSearch, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficiency, and cash flows for the years then ended. The Company’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SentiSearch, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a working capital deficiency, accumulated deficit and stockholders’ deficiency and has suffered recurring losses.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 2.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP

New York, New York
March 29, 2011

SENTISEARCH, INC.
Balance Sheets

ASSETS
	December 31,	December 31,
	2010	2009
Current Assets
Cash and cash equivalents	$171,854	$73,612
Account receivable	15,000	-
Security deposit	4,170	4,170
Prepaid expense	1,236	-
Total Current Assets	192,260	77,782

Other Assets
Account receivable	265,000	-
License and patent costs	560,325	553,332
Less: accumulated amortization	(560,325)	(517,410)
Total Other Assets	265,000	35,922

Total Assets	$457,260	$113,704

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$144,706	$206,149
Deferred revenue	390,000	-
Convertible notes payable - related parties	-	150,000
Convertible note payable	-	50,000
Notes payable - related parties	70,000	-
Total Current Liabilities	604,706	406,149

Other Liabilities
Deferred revenue	276,250	-
Notes payable - related parties	80,000	-
Total other Liabilities	356,250	-
Total Liabilities	960,956	406,149

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock — $0.0001 par value, 20,000,000 shares authorized; 16,821,787 and 12,747,844 shares issued and outstanding, respectively	1,682	1,275
Additional paid-in capital	2,376,987	1,963,415
Accumulated deficit	(2,882,365)	(2,257,135)

Total Stockholders' Deficiency	(503,696)	(292,445)

Total Liabilities and Stockholders' Deficiency	$457,260	$113,704

See notes to financial statements.

SENTISEARCH, INC.
Statements of Operations

	For the years Ended December 31,
	2010	2009

Revenues	$113,750	$-
Operating expenses:
General and administrative	691,612	374,344
Amortization of license and patent costs	42,915	91,343

	734,527	465,687
Net Loss Before Other (Income) Expenses	(620,777)	(465,689)
Other (income) expense:
Interest income	(10)	(498)
Interest and financing expense	4,463	1,540
	4,453	1,042

Net loss before provision for
income taxes	(625,230)	(466,729)

Income taxes	-	-

Net loss	$(625,230)	$(466,729)

Basic Earnings Per Share	$(0.04)	$(0.04)
Diluted Earnings Per Share	$(0.04)	$(0.04)

Weighted average shares outstanding - basic	15,739,123	12,747,844
Weighted average shares outstanding - diluted	15,739,123	12,747,844

See notes to financial statements.

SENTISEARCH, INC.
Statements of Changes in Stockholders' Deficiency

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2009	12,747,844	$1,275	$1,955,791	$(1,790,406)	$166,660
Stock-based compensation expense	-	-	7,624	-	7,624
Net loss	-	-	-	(466,729)	(466,729)
Balance - December 31, 2009	12,747,844	$1,275	$1,963,415	$(2,257,135)	$(292,445)
Issuance of common stock for convertible promissory notes	4,073,943	407	203,290	-	203,697
Stock-based compensation expense	-	-	210,282	-	210,282
Net loss	-	-	-	(625,230)	(625,230)
Balance - December 31, 2010	16,821,787	$1,682	$2,376,987	$(2,882,365)	$(503,696)

See notes to financial statements.

SENTISEARCH, INC.
Statements of Cash Flows

	For the
	Year ended
	December 31
	2010	2009

Cash flows from operating activities
Net loss	$(625,230)	$(466,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	210,282	7,624
Amortization	42,915	91,343
Deferred Revenue	(113,750)

Changes in operating assets & liabilities
Increase in account receivable	(280,000)	-
Increase in prepaid expense	(1,236)	-
Increase (Decrease) in accounts payable and accrued expenses	(57,746)	80,797
Increase in deferred revenue	780,000	-

Net cash used in operating activities	(44,765)	(286,965)

Cash flows from investing activities
Investment in patents	(6,993)	(37,610)

Net cash used in investing activities	(6,993)	(37,610)

Cash flows from financing activities
Proceeds of notes payable - related parties	150,000	-
Proceeds of convertible notes payable	-	200,000

Net cash provided by financing activities	150,000	200,000

Increase (Decrease) in cash and cash equivalents	98,242	(124,575)
Cash and cash equivalents — beginning of period	73,612	198,187

Cash and cash equivalents — end of period	$171,854	$73,612

Non-cash from financing activities:
Conversion of convertible notes payable- related parties, convertible note payable, and related accrued interest to common stock	$203,697	$-

See notes to financial statements.

Notes to Financial Statements

1. Organization and Nature of Operations

SentiSearch, Inc. (“we,” “our”, “SentiSearch,” and “the Company”) was a wholly-owned subsidiary of Sentigen Holding Corp. (“Sentigen”) until the December 1, 2006 “spin-off”, discussed below. We were incorporated in the State of Delaware on October 3, 2006 to hold the olfaction intellectual property assets of Sentigen and its subsidiaries.  Primarily due to the estimated revenues to be earned under the development agreement entered into during the current period (see note 6), management has determined that the Company has commenced its planned principal operations and is no longer considered a development stage company as of September 15, 2010.

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

We have been issued a total of four patents in the United States.  Such patents were issued in July 2007, July 2009, October 2009 and August 2010.  During November 2007, we were issued one patent in Australia.  During May 2009, we were issued one patent in Mexico. During October 2009, we were issued one patent in Japan and during May 2010 we were issued one patent in Israel.  These patents expire between 2022 and 2023.  All of the issued patents and patent applications cover nucleic acid molecules which encode insect odorant receptor proteins, including numerous variations on insect odorant receptor coding sequence and the uses of the nucleic acid molecules. The issued patents and patent applications cover any nucleic acid molecule as long as the protein it encodes contains a short segment of amino acids, linked together.

While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. We have generated only $113,750 of revenues from operations to date. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

2. Basis of Presentation

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue and has incurred accumulated net losses of $2,882,365 and, as of December 31, 2010, has a working capital deficiency of $412,446 and a stockholders' deficiency of $503,696. The Company may need substantial amounts of additional financing to commercialize the research programs undertaken, for which financing may not be available on favorable terms, or at all. The Company’s ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the results of the Project Research and Product Development Agreement (See Note 6), management’s plan to locate opportunities with non-profit agencies and/or potential commercial partners, raise additional capital from the sale of stock and, ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to operate as a going concern.

3. Summary of Significant Accounting Policies

a.
Cash and Cash Equivalents – Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.  There are no cash equivalents as of the balance sheet date.

b.
Accounts Receivable - Accounts receivable are recorded at their estimated realizable value after reduction for an allowance for estimated uncollectible accounts.  The allowance for uncollectible accounts is determined primarily through specific identification and evaluation of significant past due amounts, supplemented by an estimate applied to the remaining balance, which is based on historical experience.  Accounts are deemed past due when payment has not been received within the stated time period.  The Company reviews individual past due amounts periodically and writes-off amounts for which all collection efforts are deemed to have been exhausted. At December 31, 2010, no allowance for uncollectible accounts is deemed necessary.

c.
Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of December 31, 2010, the Company had no cash balances in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose minimal credit risk. Recent Federal legislation has made permanent the FDIC deposit insurance limit of $250,000 per depositor.

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

 The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of December 31, 2010, the Company is unaware of any uncertain tax positions.

h.
Loss Per Share –Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. The assumed exercise of common stock equivalents was not utilized for the year ended December 31, 2010 since the effect would be anti-dilutive. As of December 31, 2010, 1,075,000 options were outstanding of which 1,025,000 were exercisable.

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

The carrying value of current assets and current liabilities approximates fair value due to the short period of time to maturity. The carrying amount of notes payable approximate their fair value, as the current interest rates on such instruments approximates current market rates on similar instruments.

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

Revenues from license agreements are recognized over the life of the agreement as they are earned.  Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets.

l.	Recently Adopted and Issued Accounting Pronouncements

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

4. Exclusive License Agreement

On April 10, 2000, Sentigen Biosciences, Inc. (“Sentigen Biosciences”), a wholly-owned subsidiary of Sentigen, entered into the Columbia License.  In consideration of the Columbia License, Columbia was issued 75,000 shares of Sentigen common stock and would have received royalties of 1% of the net sales of any licensed products or services (see note 12). The Columbia License had certain minimum funding requirements, all of which have been satisfied.

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

The value of the Columbia License is recorded as license costs, net of accumulated amortization on the accompanying balance sheet. The original value of the license costs reflects the closing share price of Sentigen’s common stock on April 10, 2000. The carrying value of the license costs, net of amortization, was zero as of December 31, 2010.

5. Patent Costs

The carrying value of the patent costs, mainly consisting of legal and application fees in the amount of $119,700, is recorded as patent costs, net of accumulated amortization on the accompanying balance sheet. The carrying value of the patent costs, net of amortization, was zero as of December 31, 2010.

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

In connection with the Agreement, the Company has granted to Bayer certain exclusive rights to use its proprietary technology in the field of use of the Agreement (any use against invertebrate animals other than the prevention, diagnosis or treatment of human health conditions). Bayer will provide the Company with the opportunity to acquire a license in the field of use to further develop compounds identified by Bayer in the course of the Research Project, which Bayer determines not to further develop itself. Bayer has also granted the Company an exclusive option, that expires five years from the end of the project term, described below, to negotiate and execute a license from Bayer with respect to compounds identified by Bayer in the course of the Research Project, for use outside the field of use and outside the field of agriculture.

As part of the Agreement, Bayer has paid to the Company an upfront nonrefundable $500,000 license fee and has agreed to pay to the Company additional amounts upon achieving certain milestones and royalties on any net sales of products developed pursuant to the project. Consistent with the global access policy of the Initiative and the award agreement to Columbia University from FNIH, the Agreement also provides for certain guidelines with respect to distribution and pricing of products for those most in need in disease endemic countries.  The Agreement provides for a two-year project term through September 15, 2012.

The total contract payments of $780,000 (including the $500,000 upfront payment) are recorded as deferred revenue and classified as a short-term and long-term liability on the balance sheet to be recognized over the two-year term.  License fee revenue of $113,750 was recognized during the three and a half months ended December 31, 2010.

7. Share-Based Payments

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

On September 8, 2010, the Company adopted the 2010 Stock Incentive Plan ("2010 Plan"). A total of 2,000,000 shares of common stock are eligible for issuance under the 2010 Plan. On that date, the Company granted under the 2010 Plan, 500,000 stock options to an officer with an exercise price of $0.28 per share.  The options vested immediately and have a ten year term.  Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows:  risk-free interest rate of approximately 2%; expected divided yield of 0%; expected option life of five years; and expected volatility of approximately 190%.  The aggregate grant date fair value of the award amounted to $135,450.  In addition, the Company granted 250,000 stock options to two of its directors with an exercise price of $0.28 per share.  The options vested immediately and have a ten year term.  Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows:  risk-free interest rate of approximately 3%; expected divided yield of 0%; expected option life of ten years; and expected volatility of approximately 190%.  The aggregate grant date fair value of the award amounted to $69,850.

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

The Company recorded $210,282 and $7,624 of compensation expense for the year ended December 31, 2010 and 2009, respectively, related to these options.  Total unamortized compensation expense related to unvested stock options at December 31, 2010 amounted to $9,882. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 1.5 years.

  A summary of the Company's stock option plans is as follows:
Stock Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (years)	Weighted-Average Grant-Date Fair Value	Aggregate Intrinsic Value

Outstanding at Jan 01, 2009	575,000	$0.19	8.8		$-
Granted	100,000	0.05		$0.01
Outstanding at Dec 31, 2009	675,000	$0.17	8.1		$-
Exercisable at Dec 31, 2009	541,667	$0.16	8.0		$-

Outstanding at Jan 01, 2010	675,000	$0.17	8.1		$-
Granted	800,000	0.28		$0.27
Cancelled	(400,000)	0.19		$0.07
Outstanding at Dec 31, 2010	1,075,000	$0.24	9.0		$447,750
Exercisable at Dec 31, 2010	1,025,000	$0.24	8.9		$428,750

As of December 31, 2010, 1,025,000 of the 1,075,000 outstanding stock options were exercisable. The following table summarizes information about stock options outstanding at December 31, 2010:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price

$0.05 to $0.28	1,075,000	9.0	$0.24

All options were issued at an option price equal to the market price on the date of the grant, As of December 31, 2010,  total 1,075,000 outstanding options had $447,750 aggregate intrinsic value. The Company issues new shares of common stock upon exercise of stock options.

8. Notes Payable

During October 2009, the Company issued to each of four individuals $50,000 subordinated convertible promissory notes (the “October 2009 Notes”) aggregating $200,000. The individuals included the Company’s Chief Executive Officer and Chairman of the Board, another director, one of the Company’s greater than 5% stockholders and an accredited investor. The $50,000 principal amount of October 2009 Notes issued to the Chief Executive Officer and Chairman of the Board represent $25,000 of new funds received and a rollover of a $25,000 loan made by him to the Company on September 10, 2009.  The October 2009 Notes bear interest of 4% per annum and were payable on demand on the earlier of (i) the date on which the Company publicly announces a joint venture or strategic relationship, the execution of a license, or similar agreement with a third-party with respect to the Company’s technology and (ii) the date on which the Company files with the SEC its annual report on Form 10-K, which includes audited financial statements for the year ended December 31, 2009, such date referred to as the target date.  The holders were entitled to convert the outstanding principal amount of the October 2009 Notes and accrued and unpaid interest thereon into shares of the Company’s common stock at any time commencing on the fifth trading day immediately following the target date at the conversion price in effect on such date.  The conversion price will be the greater of (i) the average of the closing sale price of the Company’s common stock for the five trading days immediately following the target date and (ii) $0.05 per share.

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

9. Income Taxes

 The Company currently has no federal or state tax examinations in progress nor has it had any federal or state tax examinations since its inception.  The earliest tax year subject to examination by these taxing authorities is 2007.

Deferred taxes reflect the tax effects of temporary differences between the amounts of assets and liabilities for financial reporting and the amounts recognized for income tax purposes as well as the tax effects of net operating loss carryforwards. The significant components of net deferred tax assets are as follows:

	December 31,
	2010	2009
Net operating loss carryforwards	$703,747	$538,245
Amortization	101,327	100,850
Stock-based compensation	99,176	15,063
Total deferred tax asset	904,250	654,158
Less: Valuation allowance	(904,250)	(654,158)
Net deferred tax assets	$-	$-

The Company believes that it is more likely than not that the deferred tax assets will not be realized and have therefore provided a valuation allowance in the accompanying balance sheet equal to the entire amount of the deferred tax assets. The provision for income taxes on continuing operations differs from the amount using the statutory federal income tax rate (34%) as follows:

	For the years ended December 31,
	2010	2009

At Statutory rates	$(212,578)	$(158,688)
State income taxes, net of federal benefit	(37,514)	(28,004)
Increase in valuation allowance	250,092	186,692
Provision for income taxes	$-	$-

The Company has federal and state net operating loss carryforwards of approximately $1,900,000 for each tax jurisdiction, available to offset future federal and state taxable income through December 31, 2030. There are no tax-related balances due to or from any entities of which the Company was previously affiliated.

10. Recently Issued Accounting Pronouncements

ASU No. 2009 – 14 - Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This standard removes tangible products from the scope of software revenue recognition guidance and also provides guidance on determining whether software deliverables in an arrangement that includes a tangible product, such as embedded software, are within the scope of the software revenue guidance.

ASU No. 2009 – 13 - Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, software, services and support, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also expands the disclosure requirements for multiple deliverable revenue arrangements.

We will apply these standards on a prospective basis for revenue arrangements entered into or materially modified beginning January 1, 2011. We have evaluated the potential impact of these standards and have determined they will have no significant impact on our financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010 – 06 - Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy; separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis; and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. This standard will be effective for us as of January 1, 2011. We have evaluated the potential impact of this standard and have determined it will have no significant impact on our financial position or results of operations.

In April 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in which the Underlying Equity Security Trades. ASU No. 2010-13 clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The provisions of ASU No. 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010 – 17 - Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition. This standard provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, only if the milestone meets all criteria to be considered substantive. This standard will be effective for us on a prospective basis as of January 1, 2011. We have evaluated the potential impact of this standard and have determined it will have no significant impact on our financial position or results of operations.

11. Commitments and Contingencies

The Company has entered into a one-year sublease for office space in West Palm Beach, Florida.  The sublease expired in June 2010, but is currently renting on a month-to-month basis, for approximately $1,390 per month.

12. Subsequent Events

On February 7, 2011, the Company  and Columbia entered into an Amendment to be effective as of January 30, 2011 (the “Amendment”)  to the License Agreement dated April 10, 2000, as amended October 17, 2006  (collectively, the “Original Agreement”), between the Company and Columbia.

Pursuant to the Amendment, the license by Columbia to the Company of the licensed patents contained in the Original Agreement was terminated, such licensed patents were returned to Columbia and the definitions of “Licensed Products/Services” and “Licensed Technical Information”   that are the subject of the Original Agreement were modified accordingly. The license to the Licensed Products/Services and Licensed Technical Information, as such terms were so modified, shall continue pursuant to the Agreement, as amended by the Amendment. In consideration for such termination, the royalties payable by the Company to Columbia under the Original Agreement were reduced from 1% to 0.15% of the net sales of any Licensed Products/Services, as defined in the Amendment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Controls and Procedures

As of December  31, 2010, Mr. Joseph K. Pagano, who as our Chief Executive Officer, Secretary and Treasurer is our principal executive and principal financial officer, evaluated the effectiveness of our "disclosure controls and procedures" as defined in Rules 13a-15(e) and Rule 15d-15(e)of the Securities Exchange Act of 1934 ("Disclosure Controls"). Based upon this evaluation, Mr. Pagano concluded that the Disclosure Controls were effective, as of the date of their evaluation, in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that any information relating to us that is required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

During the fiscal quarter ended December 31, 2010, there were no changes in our "internal control over financial reporting" as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 (“Internal Control”), that have materially affected or are reasonably likely to materially affect our Internal Control.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in   Internal Control over Financial Reporting — Guidance for Smaller Public Companies.  Based on our assessment of those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the registered public accounting firm pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 that permit the Company to provide only management’s report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officer

Set forth below are the names, ages and current positions of our executive officer and directors.

Name	Age	Position
Joseph K. Pagano	66	Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors
Frederick R. Adler	85	Director
Erik R. Lundh	41	Director
Dean R. Gresk	48	Director

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

Erik R. Lundh has been our director since May 2007. Mr. Lundh currently leads operations in the Western United States for J. Robert Scott, a boutique executive search firm Mr. Lundh joined in November 2009.  Mr. Lundh is also the leader of J. Robert Scott’s life sciences practice.  From 2006 to November 2009, Mr. Lundh led the biotechnology sector of Heidrick & Struggles’ global life sciences practice, and managed the firm’s San Francisco office. He joined Heidrick & Struggles in 2006 and has more than 19 years’ experience in the life sciences industry. From 2005 to 2006, Mr. Lundh served as a client partner with Korn/Ferry, an international executive search firm. From 2003 to 2004, Mr. Lundh was executive vice president of commercial operations for Sentigen Holding Corp. Earlier, Mr. Lundh worked in industry for several life sciences companies in operating roles spanning corporate strategy, business development, sales and marketing, and commercial operations.  Mr. Lundh’s extensive experience in the biotechnology field and life sciences industry makes him uniquely qualified to serve on our Board of Directors.

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

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Officer Compensation.

Contingent upon approval by the Board of Directors at the time of a completed financing by the Company, Joseph K. Pagano, our Chief Executive Officer, will be entitled to compensation for the services he will have provided from November 2010 until such time at the rate of $175,000 per annum.  Other than  the potential compensation discussed above, and our health insurance plan, in which Mr. Pagano participates, we do not have any benefits, such as life insurance or any other benefits. In addition, our executive officer is not a party to any employment agreements.

In September 2010, we granted 500,000 stock options to Mr. Pagano under the 2010 Plan with an exercise price of $0.28 per share.  The options vested immediately and have a ten year term.  See “Equity Compensation Plan Information.”

Summary Compensation Table

The following table sets forth the compensation earned during the years ended December 31, 2010 and 2009 by Mr. Pagano, our only executive officer:

Name and Principal		Salary	Option Awards(1)	All Other Compensation	Total
Position	Year	($)	($)	($)	($)
Joseph K. Pagano	2010	—	135,450	—	135,450
Chief Executive Officer, Secretary and Treasurer	2009	—	—	—	—

Director Compensation.

The following table sets forth a summary of the compensation we paid to our directors, other than our Chief Executive Officer, Secretary and Treasurer, during fiscal year 2010:

	Option awards (1)	Total
Name	($)	($)
Frederick R. Adler	27,940	27,940
Erik R. Lundh	41,940	41,940
Dean R. Gresk	—	—

(1)
The amounts in this column represent the dollar amount recognized in accordance with FASB ASC Topic 718 for financial statement reporting purposes with respect to the 2010 fiscal year for the fair value of stock options granted in 2010. Assumptions used in the calculation of these amounts for the 2010 fiscal year are included in Note 7 to our audited financial statements for the 2010 fiscal year included elsewhere herein.

Typically, our directors are not compensated for the services they provide other than with respect to reimbursement of out of pocket expenses actually incurred. Mr. Gresk, however, in addition to serving as a director, will also provide certain non-Board related services to us for which he will be paid $500 per day, in addition to reimbursement for his travel expenses.  Mr. Gresk received no such payments (other than reimbursement of travel expenses) in 2010.  In the future, if and when our operations so dictate, we may approve payment of retainers for our directors, but currently, no such plans have been approved. Other than the option grants to Messrs. Adler, Lundh and Gresk discussed above, there have been no equity grants to directors to date.

Equity Compensation Plan Information

Adoption of 2010 Stock Incentive Plan

On September 8, 2010, the Board of Directors of the Company adopted the 2010 Stock Incentive Plan, or 2010 Plan. The purpose of the 2010 Plan is to enable the Company to offer its employees, officers, directors, consultants and others whose past, present and/or potential contributions to the Company have been, are or will be important to the success of the Company, an opportunity to acquire a proprietary interest in the Company. A total of 2,000,000 shares of common stock are eligible for issuance under the 2010 Plan. The 2010 Plan provides for the grant of any or all of the following types of awards: stock options, restricted stock, deferred stock, stock appreciation rights and other stock-based awards. The 2010 Plan is administered by the Board, or, at the Board's discretion, a committee of the Board.

Stock Option Awards

On September 8, 2010, the Company granted 750,000 stock options to three of its directors and officers. The exercise price of each of the stock options granted is $0.28 per share. All of the options vest immediately and expire on September 8, 2020.

The following are the recipients of the stock options granted:

Name	Title	Number of Securities
Joseph K. Pagano	Chief Executive Officer, Secretary, Treasurer and Chairman of the Board	500,000
Erik Lundh	Director	150,000
Frederick R. Adler	Director	100,000

The following table provides certain information as of December 31, 2010 with respect to our equity based compensation plans.
Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders(1)	1,075,000	$0.24	1,200,000
Total	1,075,000	$0.24	1,200,000

(1)
Column (a) and (b) represent the aggregate shares issuable upon exercise of outstanding five and ten-year stock options granted from May 2007 through September  2010 to an employee of the Company, a consultant to the Company and the officer and directors of the Company. These options expire at various times with the last expiring on September, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides information with respect to the beneficial ownership of our common stock as of March 23, 2011 by (1) each of our stockholders who is known to us to be a beneficial owner of more than 5% of our outstanding common stock, (2) each of our current directors, (3) our executive officer, and (4) our executive officer and all of our directors as a group. Except as otherwise specified, the named beneficial owner has sole voting and investment power over the shares listed.

The shares “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and, accordingly, shares of our common stock subject to options, warrants or other convertible securities that are exercisable or convertible within 60 days of March 23, 2011 are deemed to be beneficially owned by the person holding such securities and to be outstanding for purposes of determining such holder's percentage ownership. The same securities may be beneficially owned by more than one person. Shares of common stock subject to options, warrants, restricted stock units, restricted stock awards or convertible securities that are not exercisable or do not vest within 60 days from March 23, 2011 are not included in the table below as shares “beneficially owned”.

Percentage ownership of our common stock is based on the 16,821,787 shares of common stock outstanding as of March 23, 2011.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Common Stock
Joseph K. Pagano	2,141,477	(1)	12.4%
1217 South Flagler Drive, 3rd Floor West Palm Beach, Florida 33401

Frederick R. Adler	2,354,913	(2)	13.8%
1520 S. Ocean Boulevard Palm Beach, Florida 33480

Erik R. Lundh	200,000	(3)	1.2%
c/o Heidrick & Struggles One California Street, Ste. 2400 San Francisco, CA 94111

Dean R. Gresk	100,000	(4)	*
c/o Aspen Signature Properties 215 S. Monarch Suite 201 Aspen, CO 81611

Samuel A. Rozzi	2,646,749	(5)	15.7%
c/o Corporate National Realty Inc. 135 Crossways Park Drive, Suite 104 Woodbury, New York 11797

The Joseph A. Pagano, Jr. 2007 Trust	1,651,972		9.8%
1217 South Flagler Drive, 3rd Floor West Palm Beach, Florida 33401

Susan Chapman	1,287,525	(6)	7.7%
c/o Adler & Co. 400 Madison Ave., Suite 7C New York, NY 10017

Longview Partners, L.P.	1,260,458	(7)	7.5%
c/o Adler & Co. 400 Madison Ave. Suite 7C New York, NY 10017

Rosalind Davidowitz	1,056,372		6.3%
7 Sutton Place South Lawrence, New York 11559

Executive officer and all directors as a group (four persons)	4,796,390	(1)(2) (3)(4)	26.9%

*	Represents less than 1%.

(1)
Includes 25,000 shares of Common Stock held of record by the Joseph A. Pagano, Jr. Trust. Also includes 500,000 shares issuable upon the exercise of stock options to purchase shares of our Common Stock that are exercisable within 60 days of March 23, 2011.  Mr. Pagano disclaims beneficial ownership of all shares other than those held in his name. Does not include the shares of Common Stock held of record by The Joseph A. Pagano Jr. 2007 Trust, an irrevocable trust over which Mr. Pagano has no investment control or voting rights.

(2)	Includes 200,000 shares issuable upon the exercise of stock options to purchase shares of our Common Stock that are exercisable within 60 days of March 23, 2011.

(3)
Represents shares issuable upon the exercise of stock options to purchase shares of our Common Stock that are exercisable within 60 days of March 23, 2011.  Does not include 2,500 shares held of record by each of Mr. Lundh’s son and daughter.

(4)	Represents shares issuable upon the exercise of stock options to purchase shares of our Common Stock that are exercisable within 60 days of March 23, 2011.

(5)
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

(7)	Susan Chapman is the general partner of Longview Partners, L.P., which is the registered holder of these shares. Mrs. Chapman is an adult daughter of Frederick R. Adler.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On October 26, 2009 the Company issued to each of four individuals $50,000 principal amount of its subordinated convertible promissory notes (the “October 2009 Notes”) (a total of $200,000 principal amount of October 2009 Notes). The investors included Joseph Pagano, the Company’s Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors, Frederick R. Adler, a director of the Company and Samuel A. Rozzi, a beneficial owner of more than 10% of the Company’s outstanding common stock. The $50,000 principal amount of October 2009 Notes issued to Mr. Pagano represented $25,000 of new funds received by the Company and a rollover of the $25,000 loan made by Mr. Pagano to the Company on September 10, 2009. The funds provided to the Company in connection with the October 2009 Notes were used to fund working capital and for general corporate purposes.

Principal and accrued interest, at the rate of 4% per annum, on the October Notes were payable on demand of the holders following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The holders were entitled to convert the outstanding principal amount of the October 2009 Notes and accrued and unpaid interest thereon into shares of the Company’s common stock at any time commencing on the fifth trading day immediately following the date the Annual Report on Form 10-K was filed, at the conversion price in effect on such date. On April 8, 2010, pursuant to the terms of the October 2009 Notes, the conversion price was set at $0.05. Also, on April 8, 2010, each of the holders elected to convert all of the then outstanding principal and interest on such October 2009 Notes, which resulted in the issuance to them of an aggregate of 4,073,943 shares of the Company’s common stock. The conversion of the October 2009 Notes resulted in such October 2009 Notes being satisfied in full.

The Company has agreed with the holders of the October 2009 Notes to register for resale the shares of common stock issued on conversion of the October 2009 Notes in any applicable registration statement filed by the Company with the Securities and Exchange Commission covering equity securities of the Company.

On April 12, 2010, the Company issued to each of four individuals $20,000 principal amount of promissory notes (the “April Notes”) (a total of $80,000 principal amount of April Notes). The investors included Messrs. Pagano, Adler and Rozzi.

Principal and accrued interest, at the rate of 4% per annum, on the April Notes are payable on April 12, 2015; provided, however that the April Notes become due and payable immediately upon the Company’s consummation of an equity financing resulting in net proceeds to the Company in excess of $2,500,000. The April Notes are not convertible into shares of the Company’s common stock.

On August 12, 2010, Mr. Pagano made an interest-free loan to the Company in the amount of $20,000 pursuant to a demand promissory note.

On September 7, 2010, the Company issued to each of Messrs. Rozzi and Adler, $25,000 principal amount of interest-free demand promissory notes (the “September 2010 Notes”) (a total of $50,000 principal amount of September 2010 Notes).

Director Independence

Our common stock trades on the OTCBB, which currently does not have director independence requirements. Messrs. Adler and Lundh have been deemed by our Board of Directors to be “independent” directors, as defined under the standards of independence set forth in the Marketplace Rules of the NASDAQ Stock Market, although these independent director standards do not directly apply to us because we do not have any securities that are listed on NASDAQ. As discussed above, Mr. Gresk is entitled to receive $500 per day for non-Board related services to the Company, in addition to reimbursement of his travel expenses.  Mr. Gresk may not be considered independent if he received in excess of $120,000 in a year from the Company.  For the year ended December 31, 2010, Mr. Gresk received no such payments.  In determining independence, the Board of Directors has determined, among other items, whether the directors have any relationship that would interfere with the exercise of independent judgment.  We do not expect to have an audit, nominating or compensation committee because we believe that our Board of Directors is capable of performing the respective functions of the foregoing committees as a result of our size.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2010 and 2009 for: (i) services rendered for the audit of our annual financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	December 31, 2009	December 31, 2010
(i) Audit Fees	$35,000	$44,643
(ii) Audit Related Fees	-	-
(iii) Tax Fees	-	-
(iv) All Other Fees	-	-

Total Fees	$35,000	$44,643

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and services that are normally provided by Raich Ende Malter & Co. LLP in connection with statutory and regulatory filings or engagements.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We currently do not have a designated audit committee, and accordingly, our Board of Directors’ policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. The independent auditors are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. During 2010, all of the audit fees were pre-approved by our Board of Directors.

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

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

10.3	Separation and Distribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.(1)

10.4	Contribution Agreement, dated as of October 10, 2006, between Sentigen Holding Corp. and SentiSearch, Inc.(1)

10.5	Patent Assignment, dated October 10, 2006, by Sentigen Holding Corp. to SentiSearch, Inc.(1)

10.6	Form of Indemnification Agreement.(1)

10.7	Option Agreement dated May 16, 2007 by and between Erik R. Lundh and SentiSearch, Inc., incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on May 18, 2007.

10.8	Form of Demand Promissory Note, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on June 22, 2007.

10.9	Revolving Credit Note, dated as of March 10, 2008, incorporated by reference to Exhibit 10.1 to SentiSearch’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2008.

10.10	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on June 26, 2008.

10.11	Revolving Credit Note dated as of March 10, 2008, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on May 15, 2008.

10.12	Form of Subscription Agreement, incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on June 26, 2008.

10.13
Sublease dated as of June 16, 2009 between SentiSearch and Muriel Siebert & Co., Inc., incorporated by reference to Exhibit 10.1 to SentiSearch’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009.

10.14
Subordinated Convertible Promissory Note made by SentiSearch in favor of Samuel Rozzi, incorporated by reference to Exhibit 10.14 to SentiSearch’s Annual Report on Form 10-K for the Fiscal Year Ended December  31, 2009.

10.15
Subordinated Convertible Promissory Note made by SentiSearch in favor of Frederick R. Adler, incorporated by reference to Exhibit 10.15 to SentiSearch’s Annual Report on Form 10-K for the Fiscal Year Ended December  31, 2009.

10.16
Subordinated Convertible Promissory Note made by SentiSearch in favor of Joseph K. Pagano, incorporated by reference to Exhibit 10.16 to SentiSearch’s Annual Report on Form 10-K for the Fiscal Year Ended December  31, 2009.

10.17
Subordinated Convertible Promissory Note made by Sentisearch in favor of Rosalind Davidowitz, incorporated by reference to Exhibit 10.17 to SentiSearch’s Annual Report on Form 10-K for the Fiscal Year Ended December  31, 2009.

10.18
Stock Option Agreement between SentiSearch and Dean R. Gresk dated as of October 20, 2009, incorporated by reference to Exhibit 10.18 to SentiSearch’s Annual Report on Form 10-K for the Fiscal Year Ended December  31, 2009.

10.19
Demand Note dated as of August 12, 2010 made by SentiSearch, Inc. in favor of Joseph K. Pagano, incorporated by reference to Exhibit 10.1 to SentiSearch’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2010.

10.20
Demand Note dated as of August 12, 2010 made by SentiSearch, Inc. in favor of Frederick R. Adler, incorporated by reference to Exhibit 10.1 to SentiSearch’s Quarterly Report on Form 10-Q for the Quarter Ended September  30, 2010.

10.21
Demand Note dated as of September 7, 2010 made by SentiSearch, Inc. in favor of Samuel A. Rozzi, incorporated by reference to Exhibit 10.2 to SentiSearch’s Quarterly Report on Form 10-Q for the Quarter Ended September  30, 2010.

10.22	2010 Stock Incentive Plan, incorporated by reference to Exhibit 10.3 to SentiSearch’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2010.

10.23
Incentive Stock Option Agreement dated as of September 8, 2010 between Joseph K. Pagano and SentiSearch, Inc., incorporated by reference to Exhibit 10.4 to SentiSearch’s Quarterly Report on Form 10-Q for the Quarter Ended September  30, 2010.

10.24
Non-Qualified Stock Option Agreement dated as of September 8, 2010 between Joseph K. Pagano and SentiSearch, Inc., incorporated by reference to Exhibit 10.5 to SentiSearch’s Quarterly Report on Form 10-Q for the Quarter Ended September  30, 2010.

10.25
Non-Qualified Stock Option Agreement dated as of September 8, 2010 between Erik Lundh and SentiSearch, Inc., incorporated by reference to Exhibit 10.6 to SentiSearch’s Quarterly Report on Form 10-Q for the Quarter Ended September  30, 2010.

10.26
Non-Qualified Stock Option Agreement dated as of September 8, 2010 between Frederick Adler and SentiSearch, Inc., incorporated by reference to Exhibit 10.7 to SentiSearch’s Quarterly Report on Form 10-Q for the Quarter Ended September  30, 2010.

10.27
Project Research and Product Development Agreement dated as of September 15, 2010 by and between Bayer CropScience AG and SentiSearch, Inc., incorporated by reference to Exhibit 10.8 to SentiSearch’s Quarterly Report on Form 10-Q for the Quarter Ended September  30, 2010. †

10.28
Amendment to License Agreement dated as of January 30, 2011 by and between The Trustees of Columbia University in the City of New York and SentiSearch, Inc., as the successor-in-interest to Sentigen Corp., incorporated by reference to Exhibit 10.1 to SentiSearch’s Form 8-K filed on February 11, 2011.

31	Certification of Chief Executive and Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.*

32	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to SentiSearch’s Registration Statement on Form 10-SB filed with the SEC on November 15, 2006. File No. 000-52320.

(2)	Incorporated by reference to SentiSearch’s Registration Statement on Amendment No. 1 to Form 10-SB filed with the SEC on November 29, 2006. File No. 000-52320.

*	Filed herewith

†	Portions of this exhibit have been omitted pursuant to a Request for Confidential Treatment and filed separately with the Securities and Exchange Commission. Such portions are designated “[***]”.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENTISEARCH, INC.

Date: March 31, 2011	By:	/s/ Joseph K. Pagano
Joseph K. Pagano, Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Joseph K. Pagano	Chief Executive Officer, Secretary and Treasurer	March 31, 2011
Joseph K. Pagano	Chairman of the Board, Principal Executive Officer and Principal Financial and Accounting Officer

/s/ Frederick R. Adler	Director	March 31, 2011
Frederick R. Adler

/s/ Dean R. Gresk	Director	March 31, 2011
Dean R. Gresk

/s/ Erik R. Lundh	Director	March 31, 2011
Erik R. Lundh