Form 10-Q
period 2011-03-31
SentiSearch, Inc.
filed 2011-05-16
CIK 1380024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
Yes ☐   No ☒

As of May 16, 2011, the Company had outstanding 16,821,787 shares of Common Stock.

TABLE OF CONTENTS
 SENTISEARCH, INC.
 FORM 10-Q

Page
PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements	3
ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	18
ITEM 4 Controls and Procedures	18
PART II OTHER INFORMATION
ITEM 6 Exhibits	18
SIGNATURES	19

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements.

SENTISEARCH, INC.
Balance Sheets

ASSETS
	March 31,	December 31,
	2011	2010
	(unaudited)
Current Assets
Cash and cash equivalents	$97,833	$171,854
Account receivable	265,000	15,000
Security deposit	4,170	4,170
Prepaid expense	4,910	1,236
Total Current Assets	371,913	192,260

Other Assets
Account receivable	15,000	265,000
Total Other Assets	15,000	265,000

Total Assets	$386,913	$457,260

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$285,553	$144,706
Deferred revenue	390,000	390,000
Demand Notes payable - related parties	70,000	70,000
Total Current Liabilities	745,553	604,706

Other Liabilities
Deferred revenue	178,750	276,250
Notes payable - related parties	80,000	80,000
Total other Liabilities	258,750	356,250
Total Liabilities	1,004,303	960,956

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock — $0.0001 par value, 20,000,000 shares authorized; 16,821,787 and 16,821,787 shares issued and outstanding, respectively	1,682	1,682
Additional paid-in capital	2,380,001	2,376,987
Accumulated deficit	(2,999,073)	(2,882,365)

Total Stockholders' Deficiency	(617,390)	(503,696)

Total Liabilities and Stockholders' Deficiency	$386,913	$457,260

See notes to financial statements.

SENTISEARCH, INC. Statements of Operations (unaudited)

	For the Three months
	Ended March 31,
	2011	2010

Revenues	$97,500	$-
Operating expenses:
General and administrative	213,431	137,873
Amortization of license and patent costs	-	31,416

	213,431	169,289
Loss before other (income) expense	(115,931)	(169,289)

Other (income) expense:
Interest income	(12)	(1)
Interest and financing expense	789	2,054
	777	2,053

Loss before provision for
income taxes	(116,708)	(171,342)

Provision for income taxes	-	-

Net loss	$(116,708)	$(171,342)

Basic Earnings Per Share	$(0.01)	$(0.01)
Diluted Earnings Per Share	$(0.01)	$(0.01)

Weighted average shares outstanding - basic	16,821,787	12,747,844
Weighted average shares outstanding - diluted	16,821,787	12,747,844

See notes to financial statements.

SENTISEARCH, INC.
Statements of Changes in Stockholders' Deficiency

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance - January 1, 2010	12,747,844	$1,275	$1,963,415	$(2,257,135)	$(292,445)
Issuance of common stock
for convertible promissory notes	4,073,943	407	203,290	-	203,697
Stock-based compensation expense	-	-	210,282	-	210,282
Net loss	-	-	-	(625,230)	(625,230)
Balance - December 31, 2010	16,821,787	1,682	2,376,987	(2,882,365)	(503,696)
Stock-based compensation expense (unaudited)			3,014		3,014
Net loss (unaudited)				(116,708)	(116,708)
Balance - March 31, 2011 (unaudited)	16,821,787	$1,682	$2,380,001	$(2,999,073)	$(617,390)

 See notes to financial statements.

SENTISEARCH, INC.
Statements of Cash Flows (unaudited)

	For the
	Three months ended
	March 31
	2011	2010

Cash flows from operating activities
Net loss	$(116,708)	$(171,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,014	1,165
Amortization	-	31,416
Deferred revenue	(97,500)	-

Changes in operating assets & liabilities
Increase in prepaid expense	(3,674)	-
Increase in accounts payable and accrued expenses	140,847	83,518

Net cash used in operating activities	(74,021)	(55,243)

Cash flows from investing activities
Investment in patents	-	(6,993)

Net cash used in investing activities	-	(6,993)

Decrease in cash and cash equivalents	(74,021)	(62,236)
Cash and cash equivalents — beginning of period	171,854	73,612

Cash and cash equivalents — end of period	$97,833	$11,376

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

While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. We have generated only $211,250 of revenues from operations to date.  We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

2. Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2011. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2011.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission’s (“SEC”) rules and regulations.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended December 31, 2010 as included in the Company’s Report on Form 10-K for the year ended December 31, 2010. There have been no changes in significant accounting policies since December 31, 2010.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue and has incurred accumulated net losses of $2,999,073 and as of March 31, 2011, has a working capital deficiency of $373,640 and a stockholders' deficiency of $617,390. The Company may need substantial amounts of additional financing to commercialize the research programs undertaken.  Financing may not be available on favorable terms, or at all. The Company’s ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon (i) the results of the Development Agreement, (ii) management’s plan to locate additional opportunities with non-profit agencies and/or potential commercial partners, (iii) raising additional capital, including from the sale of stock and, ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

3. Summary of Significant Accounting Policies

a.
Cash and Cash Equivalents – Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.  There are no cash equivalents as of the balance sheet date.

b.
Accounts Receivable - Accounts receivable are recorded at their estimated realizable value after reduction for an allowance for estimated uncollectible accounts.  The allowance for uncollectible accounts is determined primarily through specific identification and evaluation of significant past due amounts, supplemented by an estimate applied to the remaining balance, which is based on historical experience.  Accounts are deemed past due when payment has not been received within the stated time period.  The Company reviews individual past due amounts periodically and writes-off amounts for which all collection efforts are deemed to have been exhausted. At March 31, 2011, no allowance for uncollectible accounts is deemed necessary.

c.
Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of March 31, 2011, the Company had no cash balances in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose minimal credit risk. Recent Federal legislation has made permanent the FDIC deposit insurance limit of $250,000 per depositor.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of March 31, 2011, the Company is unaware of any uncertain tax positions.

f.
Loss Per Share – Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Accounting standards prohibits adjusting the denominator of diluted earnings per share for additional potential common shares when a net loss from continuing operations is reported. The assumed exercise of common stock equivalents was not utilized for the three months ended March 31, 2011 since the effect would be anti-dilutive. As of March 31, 2011, 1,075,000 options were outstanding of which 1,025,000 were exercisable.

g.
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

h.
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

The expected term of stock options represents the average period the stock options are expected to remain outstanding.  The expected stock price volatility for the Company’s stock options was determined by examining the historical volatilities for industry peers for periods that meet or exceed the expected term of the options, using an average of the historical volatilities of the Company’s industry peers, as the Company did not have sufficient trading history for the Company’s common stock.  During 2010, the Company began using the historical stock price volatility of the Company’s Common Stock to determine the expected stock price volatility as the Company believes there is sufficient historical data. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

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

i.
Revenue Recognition -The SEC's guidance for revenue recognition requires that certain criteria must be met before revenue can be recognized; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

Revenues from license agreements are recognized over the life of the agreement as they are earned.  Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets.  Deferred licensing revenue of $568,750 and $666,250 was recorded at March 31, 2011 and December 31, 2010, respectively.

j.	Recently Adopted and Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect on the accompanying financial statements.

4. Development Agreement

On August 31, 2010, the Company entered into the Development Agreement with Bayer CropScience AG ("Bayer"), effective September 15, 2010, pursuant to which the Company and Bayer will cooperate in the identification and development of molecules affecting olfaction (the sense of smell) in insects. This approach is designed to exploit advances in neuroscience to safely and effectively prevent crop damage and the spread of human disease by altering insect behavior. This approach may allow for a new level of specificity and efficiency of insect control.

Under the Development Agreement, the Company will provide to Bayer proprietary technology for screening particular compounds in Bayer's chemical library that may affect the function of insect odorant receptors. Bayer's efforts will be undertaken as part of a collaborative research project (the "Research Project") with investigators at Columbia and Rockefeller Universities in New York. Support for the Research Project is being provided by a grant award to Columbia from the Foundation for the National Institutes of Health (FNIH) through the Grand Challenges in Global Health initiative (the "Initiative") of the Bill & Melinda Gates Foundation. One of the goals of the Initiative is to improve the control of insects that affect human health, with the ultimate goal of eradication of malaria, Dengue fever and other insect borne diseases in the developing world.

Bayer will determine whether to develop further, for crop control applications, compounds identified in the course of the Research Project.

In connection with the Development Agreement, the Company has granted to Bayer certain exclusive rights to use the Company’s proprietary technology in the field of use of the Development Agreement (any use against invertebrate animals other than the prevention, diagnosis or treatment of human health conditions). Bayer will provide the Company with the opportunity to acquire a license in the field of use to further develop compounds identified by Bayer in the course of the Research Project, which Bayer determines not to further develop itself. Bayer has also granted the Company an exclusive option, that expires five years from the end of the Project Term, as that term is defined below, to negotiate and execute a license from Bayer with respect to compounds identified by Bayer in the course of the Research Project, for use outside the field of use and outside the field of agriculture.

As part of the Development Agreement, Bayer has paid to the Company an upfront nonrefundable $500,000 license fee and has agreed to pay to the Company additional amounts upon achieving certain milestones and royalties on any net sales of products developed pursuant to the project. Consistent with the global access policy of the Initiative and the award agreement to Columbia University from FNIH, the Development Agreement also provides for certain guidelines with respect to distribution and pricing of products for those most in need in disease endemic countries.  The Development Agreement provides for a two-year project term through September 15, 2012.

The total contract payments of $780,000 (including the $500,000 upfront payment) are recorded as deferred revenue and classified as a short-term and long-term liability on the balance sheet to be recognized over the two-year term.  License fee revenue of $97,500 and $0, was recognized during the three months ended March 31, 2011 and 2010, respectively.

5. Share-Based Payments

As of August 30, 2010, the Company and two of its consultants agreed to cancel all options issued to such individuals representing 400,000 shares previously issued in March 2008.

On September 8, 2010, the Company adopted the 2010 Stock Incentive Plan ("2010 Plan"). A total of 2,000,000 shares of common stock were eligible for issuance under the 2010 Plan. On that date, the Company granted under the 2010 Plan 500,000 stock options to an officer with an exercise price of $0.28 per share.  The options vested immediately and have a ten-year term.  Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of approximately 2%; expected divided yield of 0%; expected option life of five years; and expected volatility of approximately 190%.  The aggregate grant date fair value of the award amounted to $135,450.  In addition, the Company granted 250,000 stock options to two of its directors with an exercise price of $0.28 per share.  The options vested immediately and have a ten-year term.  Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows:  risk-free interest rate of approximately 3%; expected divided yield of 0%; expected option life of ten years; and expected volatility of approximately 190%.  The aggregate grant date fair value of the award amounted to $69,850.

On April 19, 2011, the Board of Directors amended the 2010 Plan to decrease the number of shares available under the 2010 Plan from 2,000,000 to 800,000.  Such decrease shall be in effect until an amended Certificate of Incorporation is approved by the stockholders of the Company to increase the number of authorized shares of Common Stock such that there are sufficient authorized shares to allow the 2010 Plan to reserve 2,000,000.

On September 8, 2010, the Company also granted 50,000 stock options to an employee with an exercise price of $0.28 per share.  The options vest 50% on each of July 1, 2011 and July 1, 2012 and have a ten-year term.  Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows:  risk-free interest rate of approximately 2%; expected divided yield of 0%; expected option life of approximately six years; and expected volatility of approximately 190%.  The aggregate grant date fair value of the award amounted to $13,700.

The Company recorded $3,014 and $1,165 of compensation expense for the three months ended March 31, 2011 and 2010, respectively. Total unamortized compensation expense related to unvested stock options at March 31, 2011 amounted to $6,868. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 1.3 years.

The following table summarizes information on all common stock purchase option activity for the three months ended March 31, 2011:

	March 31, 2011
	Number	Weighted Average Exercise Price

Outstanding, beginning of the year	1,075,000	$0.24
Granted	-	-
Cancelled	-	-

Outstanding, March 31, 2011	1,075,000	$0.24

Exercisable, March 31, 2011	1,025,000	$0.24

The number and weighted average exercise prices of all common stock purchase options as of March 31, 2011 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price

$0.05 to $0.28	1,075,000	8.71	$0.24

All options were issued at an option price at least equal to the market price on the date of the grant, in addition, none of the options currently outstanding have any intrinsic value.

The Company issues new shares of common stock upon exercise of stock options.

6. Notes Payable

During October 2009, the Company issued to each of four individuals $50,000 principal amount of subordinated convertible promissory notes (the “October 2009 Notes”) aggregating $200,000. The individuals included the Company’s Chief Executive Officer and Chairman of the Board, another director, one of the Company’s greater than 5% stockholders and an accredited investor. The  $50,000 principal amount of October 2009 Notes issued to the Chief Executive Officer and Chairman of the Board represented $25,000 of new funds received and a rollover of a $25,000 loan made by him to the Company on September 10, 2009.  The October 2009 Notes bore interest of 4% per annum and were payable on demand on the earlier of (i) the date on which the Company publicly announced a joint venture or strategic relationship, the execution of a license, or similar agreement with a third-party with respect to the Company’s technology and (ii) the date on which the Company filed with the SEC its annual report on Form 10-K, which included audited financial statements for the year ended December 31, 2009, such date referred to as the target date.  The holders were entitled to convert the outstanding principal amount of the October 2009 Notes and accrued and unpaid interest thereon into shares of the Company’s common stock at any time commencing on the fifth trading day immediately following the target date at the conversion price in effect on such date.  The conversion price was the greater of (i) the average of the closing sale price of the Company’s common stock for the five trading days immediately following the target date and (ii) $0.05 per share.

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

On April 12, 2010, the Company issued to each of four individuals $20,000 principal amount of promissory notes (a total of $80,000 principal amount) (the “April 2010 Notes”). The investors included the Company’s Chief Executive Officer and Chairman of the Board, a director of the Company who is also a beneficial owner of more than 10% of the Company’s outstanding common stock, another beneficial owner of more than 10% of the Company's outstanding common stock and one of the Company’s greater than 5% stockholders.  These April 2010 Notes bore interest at 4% per annum. Principal and accrued interest on the April 2010 Notes were payable on April 12, 2015; provided, however that the April 2010 Notes became due and payable immediately upon the Company’s consummation of an equity financing resulting in net proceeds to the Company in excess of $2,500,000.

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

7. Commitments and Contingencies

The Company entered into a one-year sublease for office space in West Palm Beach, Florida.  The sublease expired on June 2010.  The Company had an option to renew for an additional year, but is currently renting on a month-to-month basis, for approximately $1,390 per month.

During February 2011, the Company began leasing an office space in New York, on a month-to-month basis for approximately $3,800 per month.

8. Related Party Transactions

Please refer to Notes 5 and 6 regarding related party transactions.

9. Subsequent Events

As previously discussed in Note 6, the Company issued to each of four individuals $20,000 principal amount of April 2010 Notes,.  The investors included Joseph Pagano, the Company’s Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors, Frederick R. Adler, a director of the Company and a beneficial owner of more than 10% of the Company’s outstanding common stock and Samuel A. Rozzi, a beneficial owner of more than 10% of the Company’s outstanding common stock, and one individual, referred to collectively as the Holders).  The Company also previously issued to each of Messrs. Rozzi and Adler, $25,000 principal amount of promissory notes, referred to as the September 2010 Notes, (a total of $50,000), and on August 12, 2010, the Company issued to Mr. Pagano $20,000 principal amount of a promissory note, referred to as the August 2010 Note.

On April 19, 2011, the Company and the Holders entered into an exchange agreement pursuant to which the Company raised $230,000 in additional funds from the Holders as follows: in exchange for the April 2010 Notes, the August 2010 Note and the September 2010 Notes, in the aggregate principal amount of $150,000, and $230,000 in cash, the Company issued to each Holder $95,000 principal amount in a promissory note (an aggregate principal amount of $380,000) (referred to as the April 2011 Notes), and a five year warrant, referred to as the April 2011 Warrants, collectively, or the April 2011 Warrant, individually, to purchase 463,415 shares of Common Stock, at a purchase price of $0.41 per share.

The April 2011 Notes will accrue interest at a rate of six percent per annum, which interest will be payable quarterly until April 19, 2014, at which time the outstanding principal amount, with interest accrued thereon, will be due and payable.  The April 2011 Notes will become due and payable upon customary events of default or if the Company consummates an equity financing resulting in net proceeds of $4,000,000 or more to us.

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

We believe it is important to communicate our expectations. However, forward-looking statements involve risks and uncertainties and our actual results and the timing of certain events could differ materially from those discussed in or implied by  forward-looking statements as a result of certain factors, including those set forth in our Annual Report on Form 10-K for the year ended December 31, 2010. All forward-looking statements and risk factors included in this document or in such Annual Report are made as of the date hereof or thereof, as applicable, based on information available to us as of the date such statements were made, and we assume no obligations to update any forward-looking statement or risk factor, unless we are required to do so by law.

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

The olfaction intellectual property assets that we hold primarily consist of an exclusive worldwide license (the “Columbia License”) issued by The Trustees of Columbia University in the City of New York (“Columbia”), as described below under the heading “Columbia License”, and certain issued patents and patent applications titled “Nucleic Acids and Proteins of Insect or 83b odorant receptor genes and uses thereof.” The olfaction intellectual property assets are also referred to in this Form 10-Q as “our olfaction intellectual property.”

Columbia License

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

The licenses granted to us under the Columbia License expire ten years from the first sale of any Licensed Products/Services.

Patents and Patent Applications

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

While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. As of March 31, 2011, we held four patents in the United States and additional patents in certain foreign countries.  We also have additional pending patent applications. We cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

Development Agreement

On August 31, 2010, we entered into the Development Agreement, referred to as the Development Agreement, with Bayer CropScience AG, referred to as Bayer.  The Development Agreement became effective September 15, 2010.  Pursuant to the terms of the Development Agreement, we and Bayer have been cooperating in the identification and development of molecules affecting olfaction (the sense of smell) in insects. This approach is designed to exploit advances in neuroscience to safely and effectively prevent crop damage and the spread of human disease by altering insect behavior. This approach may allow for a new level of specificity and efficiency of insect control.

Under the Development Agreement, we provide to Bayer proprietary technology for screening particular compounds in Bayer's chemical library that may affect the function of insect odorant receptors. Bayer's efforts have been undertaken as part of a collaborative research project, referred to as the Research Project, with investigators at Columbia and Rockefeller Universities in New York. Support for the Research Project is being provided by a grant award to Columbia from the Foundation for the National Institutes of Health (FNIH) through the Grand Challenges in Global Health initiative, referred to as the Initiative, of the Bill & Melinda Gates Foundation. One of the goals of the Initiative is to improve the control of insects that affect human health, with the ultimate goal of eradication of malaria, Dengue fever and other insect borne diseases in the developing world.

Bayer will determine whether to develop further, for crop control applications, compounds identified in the course of the Research Project.

In connection with the Development Agreement, we have granted to Bayer certain exclusive rights to use our proprietary technology in the field of use of the Development Agreement (any use against invertebrate animals other than the prevention, diagnosis or treatment of human health conditions). Bayer will provide us with the opportunity to acquire a license in the field of use to further develop compounds identified by Bayer in the course of the Research Project, which Bayer determines not to further develop itself. Bayer has also granted to us an exclusive option, that expires five years from the end of the Project Term, as that term is defined below, to negotiate and execute a license from Bayer with respect to compounds identified by Bayer in the course of the Research Project, for use outside the field of use and outside the field of agriculture.

As part of the Development Agreement, Bayer paid us an upfront $500,000 license fee and has agreed to pay us additional amounts upon achieving certain milestones and royalties on any net sales of products developed pursuant to the Research Project. Consistent with the global access policy of the Initiative and the award agreement to Columbia from FNIH, the Development Agreement also provides for certain guidelines with respect to distribution and pricing of products for those most in need in disease endemic countries.

Total contractual payments relating to the exclusive license granted to Bayer, including the aforementioned $500,000 upfront license fee, are recognized as licensing fee revenue pro-rata over the expected two-year Project Term of the Development Agreement during which the Research Project will be undertaken (the "Project Term"), through September 15, 2012.

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

Results of Operations

General

Primarily due to the estimated revenues to be earned under the Development Agreement described below under the heading “Development Agreement”, entered into on August 31, 2010, management has determined that the Company has commenced its planned principal operations and was no longer considered a development stage company as of September 15, 2010.  We have a limited operating history. We have generated only limited revenues from operations. All losses accumulated since the commencement of our business have been considered as part of our development stage activities.

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course.  Although no funding was received during the three months ended March 31, 2011, after that period funding was provided by proceeds of $230,000 principal amount of notes we received from investors, including related parties. During the three months ended March 31, 2011, we recognized revenues in the aggregate amount of $97,500 or three months of an estimated 24-month project, in connection with the Development Agreement.

Product Research and Development

We intend to continually review the commercial validity of the olfaction technology, in order to make the appropriate decisions as to the best way to allocate our limited resources. Other than the Development Agreement, we currently do not have any research and development grant applications outstanding nor can we predict whether we will receive any additional research and development funding during the next twelve (12) months. Other than amounts in connection with the Development Agreement, we are unable at this time to predict a level of spending, if any, for product research and development activities during the next twelve (12) months, all of which will be dependent upon the implementation of our business plan. Our Chief Executive Officer and Board of Directors have and intend to continue to seek opportunities with non-profit agencies and with potential commercial partners to leverage our olfaction intellectual property for the development of control agents for biting insects, in particular, insect vectors of malaria and other diseases.

Revenues

During the three months ended March 31, 2011, we realized revenues of $97,500, attributable to the Development Agreement, compared to no revenues during the three months ended March 31, 2010.

Operating Expenses

For the three months ended March 31, 2011, general and administrative costs were $213,431 compared to $137,873 for the three months ended March 31 2010.  The comparative increase of $75,558 during the three months ended March 31, 2011 is primarily due to an increase in professional fees of approximately $29,040, a decrease in travel expenses of approximately $19,408, an increase in compensation and employee health insurance expense of approximately $42,394 and a net increase in other miscellaneous expenses of approximately $23,532.

Amortization expense includes the amortization of our license and patent costs.  For the three months ended March 31, 2011 and 2010, amortization expense was $0 and $31,416, respectively.  License and patent costs have been fully amortized as of March 31, 2011.  The original value of the Columbia License of $440,625 reflects the closing share price of Sentigen’s common stock on April 10, 2000. The capitalized value of the patent costs of $119,700 mainly consists of legal and application fees.

Interest and financing expenses reflect the cost of our outstanding debt.  For the three months ended March 31, 2011 and 2010, interest and financing expenses amounted to $789 and $2,054, respectively.

Net Loss

As a result of the foregoing, we had a net loss of $116,708, or $0.01 per share, during the three months ended March 31, 2011, compared to a net loss of $171,342, or $0.01 per share, during the three months ended March 31, 2010.

Liquidity and Capital Resources

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. We have incurred operating losses since inception. As of March 31, 2011, we had $97,833 in cash and cash equivalents, compared to $171,854 at December 31, 2010. At March 31, 2011, we had a working capital deficiency of $373,640, compared to a working capital deficiency of $412,446 at December 31, 2010. Net cash used in operating activities for the three months ended March 31, 2011 was $74,021, compared to $55,243 for the three months ended March 31, 2010, an increase of $18,778.

As previously reported, on April 12, 2010, we issued to each of four individuals $20,000 principal amount of promissory notes (referred to as the  April 2010 Notes, (a total of $80,000 principal amount of April 2010 Notes).  The investors included Joseph Pagano, the Company’s Chief Executive Officer, Secretary, Treasurer and Chairman of the Board of Directors, Frederick R. Adler, a director of the Company and a beneficial owner of more than 10% of the Company’s outstanding common stock and Samuel A. Rozzi, a beneficial owner of more than 10% of the Company’s outstanding common stock, and one individual, referred to collectively as the Holders).  Additionally, as previously reported, on September 7, 2010, we issued to each of Messrs. Rozzi and Adler, $25,000 principal amount of promissory notes, referred to as the September 2010 Notes, (a total of $50,000 principal amount of September 2010 Notes), and on August 12, 2010, we issued to Mr. Pagano $20,000 principal amount of a promissory note, referred to as the August 2010 Note.

On April 19, 2011, we and the Holders entered into an exchange agreement pursuant to which we raised $230,000 in additional funds from the Holders as follows: in exchange for the April 2010 Notes, the August 2010 Note and the September 2010 Notes, in the aggregate principal amount of $150,000, and $230,000 in cash, we issued to each Holder $95,000 principal amount in a promissory note (an aggregate principal amount of $380,000) (referred to as the April 2011 Notes), and a warrant, referred to as the April 2011 Warrants, collectively, or the April 2011 Warrant, individually, to purchase 463,415 shares of  Common Stock, $.0001 par value, at a purchase price of $0.41 per share.

The April 2011 Notes will accrue interest at a rate of six percent per annum, which interest will be payable quarterly until April 19, 2014, at which time the outstanding principal amount, with interest accrued thereon, will be due and payable.  The April 2011 Notes will become due and payable upon customary events of default or if we consummate an equity financing resulting in net proceeds of $4,000,000 or more to us.

Each April 2011 Warrant is exercisable, in whole or in part, during the period from April 19, 2011 to April 19, 2016.

We believe that we have enough working capital to fund operations through the year ending December 31, 2011.

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

Off-Balance-Sheet Arrangements

As of March 31, 2011, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Inflation

Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt (if any) may not be offset by increases in cash flow.  At March 31, 2011, we had $0 in floating rate debt outstanding. There was no significant impact on our operations as a result of inflation during the three-month period ended March 31, 2011.

Recent Accounting Pronouncements

See Note 3 to the financial statements included in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of March 31, 2011, Mr. Joseph K. Pagano, who is our Chief Executive Officer, Secretary and Treasurer (and principal financial officer) evaluated the effectiveness of our "disclosure controls and procedures" as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls"). Based upon this evaluation, Mr. Pagano concluded that the Disclosure Controls were effective, as of the date of his evaluation, in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that any information relating to us that is required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2011, there were no changes in our  "internal  control over financial  reporting" as defined in Rules  13a-15(f) and 15d-15(f) of the Securities  Exchange Act of 1934 (“Internal Control”),  that have  materially affected or are reasonably likely to materially affect our Internal Control.

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

Date: May 16, 2011	SENTISEARCH, INC.

/s/ Joseph K. Pagano
Joseph K. Pagano, Chief Executive Officer and Treasurer (principal executive and financial officer)

EXHIBIT INDEX

Exhibit	Description

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.