Form 10-Q
period 2011-06-30
SentiSearch, Inc.
filed 2011-08-15
CIK 1380024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to __________

Commission file number: 000-52320

SENTISEARCH, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5655648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27 East 62nd Street, Suite 9D New York, NY	10065
(Address of principal executive office)	(Zip Code)

(561) 653-3284
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files.) Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company )	Smaller Reporting Company ☒

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of August 10, 2011, the Company had outstanding 16,821,787 shares of Common Stock.

TABLE OF CONTENTS
 SENTISEARCH, INC.
 FORM 10-Q

Page
PART I FINANCIAL INFORMATION
ITEM 1 Financial Statements	3
ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	17
ITEM 4 Controls and Procedures	17
PART II OTHER INFORMATION
ITEM 6 Exhibits	17
SIGNATURES	18

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements.

SENTISEARCH, INC.
Balance Sheets

ASSETS

	June 30, 2011 (unaudited)	December 31, 2010
Current Assets
Cash and cash equivalents	$164,849	$171,854
Account receivable	265,000	15,000
Security deposit	4,170	4,170
Prepaid expense	10,729	1,236
Total Current Assets	444,748	192,260

Other Assets
Account receivable	15,000	265,000
Total Other Assets	15,000	265,000

Total Assets	$459,748	$457,260

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$347,923	$144,706
Deferred revenue	390,000	390,000
Demand Notes payable - related parties	-	70,000
Total Current Liabilities	737,923	604,706

Other Liabilities
Deferred revenue	81,250	276,250
Notes payable - related parties, net	145,166	80,000
Total other Liabilities	226,416	356,250
Total Liabilities	964,339	960,956

Commitments and Contingencies	-	-

Stockholders' Deficiency
Common stock — $0.0001 par value, 20,000,000 shares authorized; 16,821,787 and 16,821,787 shares issued and outstanding, respectively	1,682	1,682
Additional paid-in capital	2,634,395	2,376,987
Accumulated deficit	(3,140,668)	(2,882,365)

Total Stockholders' Deficiency	(504,591)	(503,696)

Total Liabilities and Stockholders' Deficiency	$459,748	$457,260

See notes to financial statements.

SENTISEARCH, INC.
Statements of Operations  (unaudited)

	For the Three months		For the Six months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenues	$97,500	$-	$195,000	$-
Operating expenses:
General and administrative	217,932	93,316	431,363	231,189
Amortization of license and patent costs	-	11,499	-	42,915

	217,932	104,815	431,363	274,104
Loss before other (income) expense	(120,432)	(104,815)	(236,363)	(274,104)

Other (income) expense:
Interest income	(13)	(1)	(25)	(2)
Interest and financing expense	21,176	796	21,965	2,850
	21,163	795	21,940	2,848

Loss before provision for income taxes	(141,595)	(105,610)	(258,303)	(276,952)

Provision for income taxes	-	-	-	-

Net loss	$(141,595)	$(105,610)	$(258,303)	$(276,952)

Basic Earnings Per Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted Earnings Per Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding - basic	16,821,787	16,508,407	16,821,787	14,638,514
Weighted average shares outstanding - diluted	16,821,787	16,508,407	16,821,787	14,638,514

See notes to financial statements.

SENTISEARCH, INC.
Statements of Changes in Stockholders' Deficiency

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2010	12,747,844	$1,275	$1,963,415	$(2,257,135)	$(292,445)
Issuance of common stock
for convertible promissory notes	4,073,943	407	203,290	-	203,697
Stock-based compensation expense	-	-	210,282	-	210,282
Net loss	-	-	-	(625,230)	(625,230)
Balance - December 31, 2010	16,821,787	1,682	2,376,987	(2,882,365)	(503,696)
Stock-based compensation expense (unaudited)	-	-	6,062	-	6,062
Issuance of warrants in connection with debt (unaudited)	-	-	251,346	-	251,346
Net loss (unaudited)	-	-	-	(258,303)	(258,303)
Balance - June 30, 2011 (unaudited)	16,821,787	$1,682	$2,634,395	$(3,140,668)	$(504,591)

 See notes to financial statements.

SENTISEARCH, INC.
Statements of Cash Flows
	For the
	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(258,303)	$(276,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,062	1,165
Amortization	-	42,915
Deferred revenue	(195,000)	-
Amortization of discount on notes payable	16,512	-

Changes in operating assets & liabilities
Increase in prepaid expense	(9,493)	(786)
Increase in accounts payable and accrued expenses	203,217	99,588

Net cash used in operating activities	(237,005)	(134,070)

Cash flows from investing activities
Investment in patents	-	(6,993)

Net cash used in investing activities	-	(6,993)

Cash flows from financing activities
Proceeds of notes payable - related parties	230,000	60,000
Proceeds of note payable	-	20,000

Net cash provided by financing activities	230,000	80,000

Decrease in cash and cash equivalents	(7,005)	(61,063)
Cash and cash equivalents — beginning of period	171,854	73,612

Cash and cash equivalents — end of period	$164,849	$12,549

Non-cash from financing activities:
Warrants issued in connection with the issuance of notes payable - related parties	$251,346	$-

Conversion of note payable, and related accrued interest to common stock	$-	$203,697

See notes to financial statements.

Notes to Financial Statements

1. Organization and Nature of Operations

SentiSearch, Inc. (“we,” “our”, “SentiSearch” and “the Company”) was a wholly-owned subsidiary of Sentigen Holding Corp. (“Sentigen”) until the December 1, 2006 “spin-off”, discussed below. We were incorporated in the State of Delaware on October 3, 2006 to hold the olfaction intellectual property assets of Sentigen and its subsidiaries. On October 10, 2006, in connection with its merger with Invitrogen Corporation, Sentigen separated its olfaction intellectual property assets from the businesses being acquired by Invitrogen Corporation. The distribution of SentiSearch shares to the shareholders of Sentigen, commonly referred to as a “spin-off,” took place immediately prior to the consummation of the merger. In connection with the distribution, on October 10, 2006, we entered into a distribution agreement with Sentigen, pursuant to which Sentigen contributed $250,000 to our capital. Also on October 10, 2006, we entered into a contribution agreement with Sentigen, pursuant to which Sentigen transferred to us all of its olfaction intellectual property. The olfaction intellectual property assets primarily consist of an exclusive license agreement with The Trustees of Columbia University in the City of New York (“Columbia”), dated April 10, 2000 (the “Columbia License”), and certain patent applications titled “Nucleic Acids and Proteins of Insect or 83b odorant receptor genes and uses thereof.”

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

While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. We have generated only $308,750 of revenues from operations to date.  We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

2. Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011, and the results of operations, changes in stockholders’ equity and cash flows for the six months ended June 30, 2011.  The results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2011.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue and has incurred accumulated net losses of $3,140,668 and as of June 30, 2011, has a working capital deficiency of $293,175 and a stockholders' deficiency of $504,591. The Company may need substantial amounts of additional financing to commercialize the research programs undertaken.  Financing may not be available on favorable terms, or at all. The Company’s ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon (i) the results of the Development Agreement, (ii) management’s plan to locate additional opportunities with non-profit agencies and/or potential commercial partners, and (iii) raising additional capital, including from the sale of stock and, ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

3. Summary of Significant Accounting Policies

a.
Cash and Cash Equivalents – Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase.  There are no cash equivalents as of the balance sheet date.

b.
Accounts Receivable - Accounts receivable are recorded at their estimated realizable value after reduction for an allowance for estimated uncollectible accounts.  The allowance for uncollectible accounts is determined primarily through specific identification and evaluation of significant past due amounts, supplemented by an estimate applied to the remaining balance, which is based on historical experience.  Accounts are deemed past due when payment has not been received within the stated time period.  The Company reviews individual past due amounts periodically and writes-off amounts for which all collection efforts are deemed to have been exhausted. At June 30, 2011, no allowance for uncollectible accounts is deemed necessary.

c.
Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of June 30, 2011, the Company had $24,338  cash balances in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose minimal credit risk. Recent Federal legislation has made permanent the FDIC deposit insurance limit of $250,000 per depositor.

d.
Estimates –The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of June 30, 2011, the Company is unaware of any uncertain tax positions.

f.
Loss Per Share – The accompanying financial statements include loss per share calculated as required by accounting standards on a “pro-forma” basis as if we were a separate entity from the period April 10, 2000 (commencement of business) until October 3, 2006 (our date of incorporation). Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Accounting standards prohibits adjusting the denominator of diluted earnings per share for additional potential common shares when a net loss from continuing operations is reported. The assumed exercise of common stock equivalents was not utilized for the six months ended June 30, 2011 since the effect would be anti-dilutive. As of June 30, 2011, 1,075,000 options were outstanding of which 1,025,000 were exercisable.

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

h.
Stock-Based Compensation – Stock-based compensation expense represents share-based payment awards based upon the grant date fair value estimated in accordance with accounting standards. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. Stock-based compensation expense is recognized based upon awards ultimately expected to vest, reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Revenues from license agreements are recognized over the life of the agreement as they are earned.  Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets.  Deferred licensing revenue of $471,250 and $666,250 was recorded at June 30, 2011 and December 31, 2010, respectively.

j.	Recently Adopted and Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a significant effect on the accompanying financial statements.

4. Development Agreement

On August 31, 2010, the Company entered into the Development Agreement with Bayer CropScience AG ("Bayer"), effective September 15, 2010, pursuant to which the Company and Bayer are cooperating in the identification and development of molecules affecting olfaction (the sense of smell) in insects. This approach is designed to exploit advances in neuroscience to safely and effectively prevent crop damage and the spread of human disease by altering insect behavior. This approach may allow for a new level of specificity and efficiency of insect control.

Under the Development Agreement, the Company provides to Bayer proprietary technology for screening particular compounds in Bayer's chemical library that may affect the function of insect odorant receptors. Bayer's efforts have been undertaken as part of a collaborative research project (the "Research Project") with investigators at Columbia and Rockefeller Universities in New York. Support for the Research Project is being provided by a grant award to Columbia from the Foundation for the National Institutes of Health (FNIH) through the Grand Challenges in Global Health initiative (the "Initiative") of the Bill & Melinda Gates Foundation. One of the goals of the Initiative is to improve the control of insects that affect human health, with the ultimate goal of eradication of malaria, Dengue fever and other insect borne diseases in the developing world.

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

The total contract payments of $780,000 (including the $500,000 upfront payment) are recorded as deferred revenue and classified as a short-term and long-term liability on the balance sheet to be recognized over the two-year term.  License fee revenue of $195,000 was recognized during the six months ended June 30, 2011.

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

On August 5, 2011, the stockholders approved and ratified the 2010 Plan and approved an Amendment to the Company’s Certificate of Incorporation increasing the number of authorized shares of Common Stock from 20,000,000 to 40,000,000.

The Company recorded $6,062 and $1,165 of compensation expense for the six months ended June 30, 2011 and 2010, respectively. Total unamortized compensation expense related to unvested stock options at June 30, 2011 amounted to $3,821. The weighted average period over which share-based compensation expense related to these options will be recognized is approximately 1 year.

The following table summarizes information on all common stock purchase option activity for the six months ended June 30, 2011:

	June 30, 2011
	Number	Weighted Average Exercise Price
Outstanding, beginning of the year	1,075,000	$0.24
Granted	-	-
Cancelled	-	-

Outstanding, June 30, 2011	1,075,000	$0.24

Exercisable, June 30, 2011	1,025,000	$0.24

The number and weighted average exercise prices of all common stock purchase options as of June 30, 2011 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price
$0.05 to $0.28	1,075,000	8.5	$0.24

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

On April 19, 2011, the Company and four individuals (the "Note Holders") entered into an exchange agreement pursuant to which the Company  received $230,000 in additional funds from the Note Holders and the Note Holders agreed to cancel all the outstanding notes previously issued to them, aggregating $150,000 in exchange for new promissory notes and warrants.  Each individual received a new promissory note (the "New Notes"), the principal amount of each New Note is $95,000 (an aggregate principal amount of $380,000) and a warrant (each a "Warrant" and collectively the "Warrants") to purchase 463,415 shares of the common stock of the Company.

The New Notes accrue interest at a rate of six percent per annum, which interest shall be paid quarterly until April 19, 2014, at which time the outstanding principal amount, with interest accrued thereon, shall be due and payable.  The New Notes shall become due and payable upon customary events of default or if the Company consummates an equity financing resulting in net proceeds of $4,000,000 or more to the Company.

The four individual holders of the Warrants issued in connection with the New Notes in the aggregate have the right to purchase 1,853,660 shares of common stock at $0.41 per share exercisable for a period of five years. The aggregate fair value of the Warrants issued, amounted to $742,391, which was determined using the Black Scholes option pricing model at $0.40 per warrant utilizing the following assumptions: expected volatility of 201.15%, risk free interest rate of 2.09%, expected term of five years and a market price of $0.41.

The Company estimated the fair value of the Warrants using the Black Scholes option pricing model.  In accordance to ASC 470-20 "Debt with Conversion and Other Options", the Company allocated a portion of the proceeds from the New Notes to the Warrants.  The relative fair value of the Warrants, which amounted to $251,346, was recorded as a discount to the New Notes.  This amount is being accreted to interest expense over the contracted term of the New Notes.

As of June 30, 2011, the carrying value of the New Notes was $145,166.  Contractual interest expense under the New Notes amounted to $16,512, which was recorded as a component of interest expense in the accompanying statements of operations.

7. Commitments and Contingencies

The Company entered into a one-year sublease for office space in West Palm Beach, Florida.  The sublease expired in June 2010.  The Company was renting on a month-to-month basis, for approximately $1,390 per month.  During July 2011, the Company relocated to New York and closed its Florida office.

During February 2011, the Company began leasing an office space in New York, on a month-to-month basis for approximately $3,800 per month.

8. Related Party Transactions

Please refer to Notes 5 and 6 regarding related party transactions.

9. Stockholder's Equity

On April 19, 2011, the Company issued Warrants to purchase 1,853,600 shares of the Company's common stock to the Note Holders at an exercise price of $0.41.  The Warrants expires on April 19, 2016, and contain a provision allowing for a cashless exercise.  The fair value of the Warrants issued, amounted to $742,391, which was determined using the Black Scholes option pricing model at $0.40 per Warrant.  The Company recorded the relative fair value as a discount to the New Notes and is being accreted to interest expense over the contracted term of the notes, which amounted to $251,346 (see note 6).

9. Subsequent Events

During July 2011, the Company entered into a new lease for office space in New York , New York.  The lease has a term of one year.  The lease requires 12 monthly payments of $3,750 through July 31, 2012.

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

While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. As of June 30, 2011, we held four patents in the United States and additional patents in certain foreign countries.  We also have additional pending patent applications. We cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

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

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course.  During the six months ended June 30, 2011, funding was provided by proceeds of $230,000 principal amount of notes we received from investors, including related parties. During the six months ended June 30, 2011, we recognized revenues in the aggregate amount of $195,000 or six months of an estimated 24-month project, in connection with the Development Agreement.

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

Revenues

During the six months ended June 30, 2011, we realized revenues of $195,000, attributable to the Development Agreement, compared to no revenues during the six months ended June 30, 2010.

Operating Expenses

For the three months ended June 30, 2011, general and administrative costs were $217,932 compared to $93,316 for the three months ended June 30, 2010.  The increase of $124,616 during the three months ended June 30, 2011 is primarily due to an increase in professional fees of $71,842, a decrease in travel expenses of $8,753, an increase in compensation and employee health insurance expense of $50,588 and a net increase in other miscellaneous expenses of $10,939.

For the six months ended June 30, 2011, general and administrative costs were $431,363 compared to $231,189 for the six months ended June 30, 2010.  The increase of $200,174 during the six months ended June 30, 2011 is primarily due to an increase in professional fees of  $100,882, a decrease in travel expenses of $28,162, an increase in compensation and employee health insurance expense of $34,471 and a net increase in other miscellaneous expenses of $92,983.

Amortization expense includes the amortization of our license and patent costs.  For the three months ended June 30, 2011 and 2010, amortization expense was $0 and $11,499, respectively, and for the six months ended June 30, 2011 and 2010, amortization expense was $0 and $42,915, respectively.  License and patent costs have been fully amortized as of June 30, 2011.  The original value of the Columbia License of $440,625 reflects the closing share price of Sentigen’s common stock on April 10, 2000. The capitalized value of the patent costs of $119,700 mainly consists of legal and application fees.

Interest and financing expenses reflect the cost of our outstanding debt.  For the three months ended June 30, 2011 and 2010, interest and financing expenses amounted to $21,176 and $796, respectively, and for the six months ended June 30, 2011 and 2010, interest amounted to $21,965 and $2,850, respectively.

 Net Loss

As a result of the foregoing, we had a net loss of $141,595, or $0.01 per share, during the three months ended June 30, 2011, compared to a net loss of $105,610, or $0.01 per share, during the three months ended June 30, 2010, and for the six months ended June 30, 2011 and 2010, we had a net loss of $258,303, or $0.01 per share, and $276,952, or $0.02 per share, respectively.

Liquidity and Capital Resources

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. We have incurred operating losses since inception. As of June 30, 2011, we had $164,849 in cash and cash equivalents, compared to $171,854 at December 31, 2010. At June 30, 2011, we had a working capital deficiency of $293,175, compared to a working capital deficiency of $412,446 at December 31, 2010. Net cash used in operating activities for the six months ended June 30, 2011 was $237,005, compared to $134,070 for the six months ended June 30, 2010, an increase of $102,935.

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

On April 19, 2011, we and the Holders entered into an exchange agreement pursuant to which we raised $230,000 in additional funds from the Holders as follows: in exchange for the April 2010 Notes, the August 2010 Note and the September 2010 Notes, in the aggregate principal amount of $150,000, and $230,000 in cash, we issued to each Holder $95,000 principal amount in a promissory note (an aggregate principal amount of $380,000) (referred to as the April 2011 Notes), and a warrant, referred to as the April 2011 Warrants, collectively, or the April 2011 Warrant, individually, to purchase 463,415 shares of  Common Stock, $0.0001 par value, at a purchase price of $0.41 per share.

The April 2011 Notes accrue interest at a rate of six percent per annum, which interest is payable quarterly until April 19, 2014, at which time the outstanding principal amount, with interest accrued thereon, will be due and payable.  The April 2011 Notes will become due and payable upon customary events of default or if we consummate an equity financing resulting in net proceeds of $4,000,000 or more to us.

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

Off-Balance-Sheet Arrangements

As of June 30, 2011, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Inflation

Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt (if any) may not be offset by increases in cash flow.  At June 30, 2011, we had $0 in floating rate debt outstanding. There was no significant impact on our operations as a result of inflation during the six-month period ended June 30, 2011.

Recent Accounting Pronouncements

See Note 3 to the financial statements included in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of June 30, 2011, Mr. Joseph K. Pagano, who is our Chief Executive Officer, Secretary and Treasurer (and principal financial officer) evaluated the effectiveness of our "disclosure controls and procedures" as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls"). Based upon this evaluation, Mr. Pagano concluded that the Disclosure Controls were effective, as of the date of his evaluation, in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that any information relating to us that is required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2011, there were no changes in our  "internal  control over financial  reporting" as defined in Rules  13a-15(f) and 15d-15(f) of the Securities  Exchange Act of 1934 (“Internal Control”),  that have  materially affected or are reasonably likely to materially affect our Internal Control.

PART II- OTHER INFORMATION

Item 6. Exhibits.

Exhibit	Description
10.1	Promissory Note dated April 19, 2011 made by SentiSearch, Inc. in favor of Joseph Pagano

10.2	Promissory Note dated April 19, 2011 made by SentiSearch, Inc. in favor of Frederick Adler

10.3	Promissory Note dated April 19, 2011 made by SentiSearch, Inc. in favor of Samuel Rozzi

10.4	Promissory Note dated April 19, 2011 made by SentiSearch, Inc. in favor of Rosalind Davidowitz

10.5	Warrant dated April 19, 2011 issued by SentiSearch, Inc. to Joseph Pagano

10.6	Warrant dated April 19, 2011 issued by SentiSearch, Inc. to Frederick Adler

10.7	Warrant dated April 19, 2011 issued by SentiSearch, Inc. to Samuel Rozzi

10.8	Warrant dated April 19, 2011 issued by SentiSearch, Inc. to Rosalind Davidowitz

10.9	Exchange Agreement dated April 19, 2011 by and among SentiSearch, Inc., Joseph Pagano, Frederick Adler, Samuel Rozzi and Rosalind Davidowitz

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENTISEARCH, INC.

Date: August 15, 2011	/s/ Joseph K. Pagano
Joseph K. Pagano, Chief Executive Officer and Treasurer (principal executive and financial officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Promissory Note dated April 19, 2011 made by SentiSearch, Inc. in favor of Joseph Pagano

10.2	Promissory Note dated April 19, 2011 made by SentiSearch, Inc. in favor of Frederick Adler

10.3	Promissory Note dated April 19, 2011 made by SentiSearch, Inc. in favor of Samuel Rozzi

10.4	Promissory Note dated April 19, 2011 made by SentiSearch, Inc. in favor of Rosalind Davidowitz

10.5	Warrant dated April 19, 2011 issued by SentiSearch, Inc. to Joseph Pagano

10.6	Warrant dated April 19, 2011 issued by SentiSearch, Inc. to Frederick Adler

10.7	Warrant dated April 19, 2011 issued by SentiSearch, Inc. to Samuel Rozzi

10.8	Warrant dated April 19, 2011 issued by SentiSearch, Inc. to Rosalind Davidowitz

10.9	Exchange Agreement dated April 19, 2011 by and among SentiSearch, Inc., Joseph Pagano, Frederick Adler, Samuel Rozzi and Rosalind Davidowitz

31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.