Form 10-Q
period 2011-09-30
SentiSearch, Inc.
filed 2011-11-14
CIK 1380024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

(212) 510-7905
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
Yes ☐ No ☒

As of November 13, 2011, the Company had outstanding  16,821,787 shares of Common Stock.

TABLE OF CONTENTS
 SENTISEARCH, INC.
 FORM 10-Q

PART I- FINANCIAL INFORMATION

Item 1.  Financial Statements.

SENTISEARCH, INC.
Balance Sheets

ASSETS

	September 30,	December 31,
	2011	2010
	(unaudited)
Current Assets
Cash and cash equivalents	$67,602	$171,854
Account receivable	280,000	15,000
Security deposit	8,160	4,170
Prepaid expense	3,740	1,236
Total Current Assets	359,502	192,260

Other Assets
Account receivable	—	265,000
Total Other Assets	—	265,000

Total Assets	$359,502	$457,260

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Accounts payable and accrued expenses	$453,197	$144,706
Deferred revenue	373,750	390,000
Demand Notes payable - related parties	—	70,000
Total Current Liabilities	826,947	604,706

Other Liabilities
Deferred revenue	—	276,250
Notes payable - related parties, net	166,264	80,000
Total other Liabilities	166,264	356,250
Total Liabilities	993,211	960,956

Commitments and Contingencies	—	—

Stockholders' Deficiency
Common stock — $0.0001 par value, 20,000,000 shares authorized; 16,821,787 and 16,821,787 shares issued and outstanding, respectively	1,682	1,682
Additional paid-in capital	2,649,632	2,376,987
Accumulated deficit	(3,285,023)	(2,882,365)

Total Stockholders' Deficiency	(633,709)	(503,696)

Total Liabilities and Stockholders' Deficiency	$359,502	$457,260

See notes to financial statements.

SENTISEARCH, INC.
Statements of Operations  (unaudited)

	For the Three months Ended		For the Nine months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$97,500	$16,250	$292,500	$16,250
Operating expenses:
General and administrative	215,021	434,941	646,384	666,130
Amortization of license and patent costs	—	—	—	42,915

	215,021	434,941	646,384	709,045
Loss before other (income) expense	(117,521)	(418,691)	(353,884)	(692,795)

Other (income) expense:
Interest income	(11)	—	(36)	(2)
Interest and financing expense	26,845	807	48,810	3,657
	26,834	807	48,774	3,655

Loss before provision for income taxes	(144,355)	(419,498)	(402,658)	(696,450)

Provision for income taxes	—	—	—	—

Net loss	$(144,355)	$(419,498)	$(402,658)	$(696,450)

Basic Earnings Per Share	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Diluted Earnings Per Share	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted average shares outstanding - basic	16,821,787	16,821,787	16,821,787	15,374,269
Weighted average shares outstanding - diluted	16,821,787	16,821,787	16,821,787	15,374,269

See notes to financial statements.

SENTISEARCH, INC.
Statements of Changes in Stockholders' Deficiency

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance - January 1, 2010	12,747,844	$1,275	$1,963,415	$(2,257,135)	$(292,445)
Issuance of common stock for convertible promissory notes	4,073,943	407	203,290	—	203,697
Stock-based compensation expense	—	—	210,282	—	210,282
Net loss	—	—	—	(625,230)	(625,230)
Balance - December 31, 2010	16,821,787	1,682	2,376,987	(2,882,365)	(503,696)
Stock-based compensation expense (unaudited)	—	—	21,299	—	21,299
Issuance of warrants in connection with debt (unaudited)	—	—	251,346	—	251,346
Net loss (unaudited)	—	—	—	(402,658)	(402,658)
Balance - September 30, 2011 (unaudited)	16,821,787	$1,682	$2,649,632	$(3,285,023)	$(633,709)

See notes to financial statements.

SENTISEARCH, INC.
Statements of Cash Flows

	For the Nine months ended
	September 30,
	2011	2010

Cash flows from operating activities
Net loss	$(402,658)	$(696,450)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	21,299	207,201
Amortization	—	42,915
Deferred revenue	(292,500)	(16,250)
Amortization of discount on notes payable	37,610	—

Changes in operating assets & liabilities
Increase in accounts receivable	—	(780,000)
Increase in prepaid expense	(2,504)	(975)
Increase in accounts payable and accrued expenses	308,491	255,243
Increase in deferred revenue	—	780,000

Net cash used in operating activities	(330,262)	(208,316)

Cash flows from investing activities
Investment in security deposits	(3,990)	—
Investment in patents	—	(6,993)

Net cash used in investing activities	(3,990)	(6,993)

Cash flows from financing activities
Proceeds of notes payable - related parties	230,000	150,000
Proceeds of note payable	—	—

Net cash provided by financing activities	230,000	150,000

Decrease in cash and cash equivalents	(104,252)	(65,309)
Cash and cash equivalents — beginning of period	171,854	73,612

Cash and cash equivalents — end of period	$67,602	$8,303

Non-cash from financing activities:
Warrants issued in connection with the issuance of notes payable - related parties	$251,346	$—

Conversion of note payable, and related accrued interest to common stock	$—	$203,697

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

While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. We have generated only $406,250 of revenues from operations to date.  We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

2. Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, the interim financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011, and the results of operations, changes in stockholders’ equity and cash flows for the nine months ended September 30, 2011.  The results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter or the entire fiscal year ending December 31, 2011.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not generated significant revenue and has incurred accumulated net losses of $3,285,023 and as of September 30, 2011, has a working capital deficiency of $482,445 and a stockholders' deficiency of $633,709. The Company may need substantial amounts of additional financing to commercialize the research programs undertaken.  Financing may not be available on favorable terms, or at all. The Company’s ability to obtain financing and realize revenue depends upon the status of future business prospects, as well as conditions prevailing in the capital markets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon (i) the results of the Development Agreement, (ii) management’s plan to locate additional opportunities with non-profit agencies and/or potential commercial partners, and (iii) raising additional capital, including from the sale of stock and, ultimately, income from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

3. Summary of Significant Accounting Policies

a.	Cash and Cash Equivalents – Cash and cash equivalents include liquid investments with maturities of three months or less at the time of purchase. There are no cash equivalents as of the balance sheet date.

b.
Accounts Receivable - Accounts receivable are recorded at their estimated realizable value after reduction for an allowance for estimated uncollectible accounts.  The allowance for uncollectible accounts is determined primarily through specific identification and evaluation of significant past due amounts, supplemented by an estimate applied to the remaining balance, which is based on historical experience.  Accounts are deemed past due when payment has not been received within the stated time period.  The Company reviews individual past due amounts periodically and writes-off amounts for which all collection efforts are deemed to have been exhausted. At September 30, 2011, no allowance for uncollectible accounts is deemed necessary.

c.
Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains its cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of September 30, 2011, the Company had no  cash balances in excess of the Federal Deposit Insurance Corporation ("FDIC") insurance limit. Management believes that the financial institutions that hold the Company’s deposits are financially sound and therefore pose minimal credit risk. Recent Federal legislation has made permanent the FDIC deposit insurance limit of $250,000 per depositor.

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

The Company recognizes the financial statement benefit of an uncertain tax position only after considering the probability that a tax authority would sustain the position in an examination. For tax positions meeting a "more-likely-than-not" threshold, the amount recognized in the financial statements is the benefit expected to be realized upon settlement with the tax authority. For tax positions not meeting the threshold, no financial statement benefit is recognized. The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expense. As of September 30, 2011, the Company is unaware of any uncertain tax positions.

f.
Loss Per Share – The accompanying financial statements include loss per share calculated as required by accounting standards on a “pro-forma” basis as if we were a separate entity from the period April 10, 2000 (commencement of business) until October 3, 2006 (our date of incorporation). Basic loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted loss per share include the effects of securities convertible into common stock, consisting of stock options, to the extent such conversion would be dilutive. Accounting standards prohibits adjusting the denominator of diluted earnings per share for additional potential common shares when a net loss from continuing operations is reported. The assumed exercise of common stock equivalents was not utilized for the nine months ended September 30, 2011 since the effect would be anti-dilutive. As of September 30, 2011, 1,125,000 options were outstanding of which 1,125,000 were exercisable.

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

i.
Revenue Recognition - The SEC's guidance for revenue recognition requires that certain criteria must be met before revenue can be recognized; persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured.

Revenues from license agreements are recognized over the life of the agreement as they are earned.  Any amounts received prior to satisfying our revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets.  Deferred licensing revenue of $373,750 and $666,250 was recorded at September 30, 2011 and December 31, 2010, respectively.

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

The total contract payments of $780,000 (including the $500,000 upfront payment) were recorded as deferred revenue and classified as a short-term and long-term liability on the balance sheet to be recognized over the two-year term.  License fee revenue of $292,500 was recognized during the nine months ended September 30, 2011.

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

On September 8, 2010, the Company also granted 50,000 stock options to an employee with an exercise price of $0.28 per share.  The options vest 50% on each of July 1, 2011 and July 1, 2012 and have a ten-year term.  Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows:  risk-free interest rate of approximately 2%; expected divided yield of 0%; expected option life of approximately six years; and expected volatility of approximately 190%.  The aggregate grant date fair value of the award amounted to $13,700. Since July 2011, this employee has not worked for the Company. As of September 30, 2011, 25,000 unvested stock options had expired and 25,000 vested stock options are exercisable at any time until July 1, 2012.

On April 19, 2011, the Board of Directors amended the 2010 Plan to decrease the number of shares available under the 2010 Plan from 2,000,000 to 800,000.  Such decrease was in effect until an amended Certificate of Incorporation was approved by the stockholders of the Company to increase the number of authorized shares of Common Stock at the annual meeting of stockholders for 2011.

On July 26, 2011, the Company granted 50,000 stock options to a consultant of the Company with an exercise price of $0.25 per share. The options vested immediately and have a ten-year term.  Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of approximately 1.5%; expected divided yield of 0%; expected option life of five years; and expected volatility of approximately 199%.  The aggregate grant date fair value of the award amounted to $12,185.

On August 12, 2011, the Company granted 25,000 stock options to a consultant of the Company with an exercise price of $0.25per share. The options vested immediately and have a ten-year term.  Assumptions related to the estimated fair value of these stock options on their date of grant, which the Company estimated using the Black-Scholes option pricing model, are as follows: risk-free interest rate of approximately 1%; expected divided yield of 0%; expected option life of five years; and expected volatility of approximately 197%.  The aggregate grant date fair value of the award amounted to $6,083.

The Company recorded $21,299 and $207,201 of compensation expense for the nine months ended September 30, 2011 and 2010, respectively. At September 30, 2011, there were no unvested stock options, therefore there was no related unamortized compensation expense.

The following table summarizes information on all common stock purchase option activity for the nine months ended September 30, 2011:

	September 30, 2011
	Number	Weighted Average Exercise Price
Outstanding, beginning of the year	1,075,000	$0.24
Granted	75,000	0.25
Cancelled	(25,000)	(0.28)

Outstanding, September 30, 2011	1,125,000	$0.24

Exercisable, September 30, 2011	1,125,000	$0.24

The number and weighted average exercise prices of all common stock purchase options as of September 30, 2011 are as follows:

Range of Exercise Prices	Remaining Number Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price

$0.05 to $0.28	1,125,000	8.12	$0.24

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

As of September 30, 2011, the carrying value of the New Notes was $166,264.  Contractual interest expense under the New Notes amounted to $37,610, which was recorded as a component of interest expense in the accompanying statements of operations for the nine months ended September 30, 2011.

7. Commitments and Contingencies

The Company entered into a one-year sublease for office space in West Palm Beach, Florida.  The sublease expired in June 2010.  The Company was renting on a month-to-month basis, for approximately $1,390 per month.  During July 2011, the Company relocated to New York and closed its Florida office.

During February 2011, the Company began leasing an office space in New York, on a month-to-month basis for approximately $3,800 per month. The Company vacated this space in April 2011.

On July 19, 2011, the Company entered into a one-year lease for office space in New York City. The monthly rent is $3,750.

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

10. Subsequent Events

On November 11, 2011, the Company entered into a subscription agreement with the Note Holders pursuant to which the Company raised an aggregate of $200,000.  Each Note Holder invested $50,000 and received in exchange a promissory note in favor of such investor in the amount of $50,000 (collectively, the “November 2011 Notes”) and a warrant to purchase 333,333 shares of our common stock at an exercise price of $0.15 per share (the “Warrants”).

The November 2011 Notes accrue interest at a rate of six percent per annum, which interest shall be paid quarterly until April 19, 2014, at which time the outstanding principal amount, with interest accrued thereon, shall be due and payable. The November 2011 Notes shall become due and payable upon customary events of default or if the Company consummates an equity financing resulting in net proceeds of $4,000,000 or more to the Company. The Warrants are exercisable, in whole or in part, during the period from November 11, 2011 to November 11, 2016.

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

Introduction

SentiSearch, Inc. (“SentiSearch” or “we” or “us” or “our” or the “Company”) is a Delaware corporation that was incorporated on October 3, 2006. We were previously a wholly-owned subsidiary of Sentigen and were incorporated solely for the purposes of holding the olfaction intellectual property assets of Sentigen and its then subsidiary, Sentigen Biosciences. Prior to the merger between Sentigen and Invitrogen Corporation (“Invitrogen”) that was consummated on December 1, 2006, Sentigen separated its olfaction intellectual property assets from the businesses to be acquired by Invitrogen. This separation was accomplished through the contribution of Sentigen’ s olfaction intellectual property assets to us on October 10, 2006 and the subsequent spin-off in which Sentigen distributed 100% of its ownership interest in us to its then stockholders on December 1, 2006. As a result of this spin-off, we became a public, stand-alone company.

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

While we believe our technology capabilities in the olfaction area are substantial, up to this point, we have incurred substantial operating losses. As of September 30, 2011, we held four patents in the United States and additional patents in certain foreign countries.  We also have additional pending patent applications. We cannot provide any assurance that our additional patent applications will be successful. We intend to continually review the commercial validity of our olfaction technology in order to make the appropriate decisions as to the best way to allocate our limited resources.

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

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course.  During the nine months ended September 30, 2011, funding was provided by proceeds of $230,000 principal amount of notes we received from investors, including related parties. During the nine months ended September 30, 2011, we recognized revenues in the aggregate amount of $292,500 or nine months of an estimated 24-month project, in connection with the Development Agreement.

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

Revenues

During the nine months ended September 30, 2011, we realized revenues of $292,500, attributable to the Development Agreement, compared to $16,250 during the nine months ended September 30, 2010.

Operating Expenses

For the three months ended September 30, 2011, general and administrative costs were $215,021 compared to $434,941 for the three months ended September 30, 2010.  The decrease of $219,920 during the three months ended September 30, 2011 is primarily due to an decrease in professional fees of $87,395, a decrease in travel expenses of $9,034, a decrease of $190,800 in stock-based compensation expense, an increase in compensation and related payroll tax expense of $53,169 and a net increase in other miscellaneous expenses of $14,140.

For the nine months ended September 30, 2011, general and administrative costs were $646,384 compared to $666,130 for the nine months ended September 30, 2010.  The decrease of $19,746 during the nine months ended September 30, 2011 is primarily due to an increase in professional fees of  $9,023, a decrease in travel expenses of $37,196, an increase in compensation and related payroll tax expense of $146,781, a decrease of $185,903 in stock-based compensation expense and a net increase in other miscellaneous expenses of $47,549.

Amortization expense includes the amortization of our license and patent costs.  For the three months ended September 30, 2011 and 2010, amortization expense was $0 and $0, respectively, and for the nine months ended September 30, 2011 and 2010, amortization expense was $0 and 42,915, respectively.  License and patent costs have been fully amortized as of September 30, 2011.  The original value of the Columbia License of $440,625 reflects the closing share price of Sentigen’ s common stock on April 10, 2000. The capitalized value of the patent costs of $119,700 mainly consists of legal and application fees.

Interest and financing expenses reflect the cost of our outstanding debt.  For the three months ended September 30, 2011 and 2010, interest and financing expenses amounted to $26,845 and $807, respectively, and for the nine months ended September 30, 2011 and 2010, interest amounted to $48,810 and $3,657, respectively.

 Net Loss

As a result of the foregoing, we had a net loss of $144,355, or $0.01 per share, during the three months ended September 30, 2011, compared to a net loss of $419,498, or $0.02 per share, during the three months ended September 30, 2010, and for the nine months ended September 30, 2011 and 2010, we had a net loss of $402,658, or $0.02 per share, and $696,450, or $0.05 per share, respectively.

 Liquidity and Capital Resources

Our financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities. We have incurred operating losses since inception. As of September 30, 2011, we had $67,602 in cash and cash equivalents, compared to $171,854 at December 31, 2010. At September 30, 2011, we had a working capital deficiency of $482,445, compared to a working capital deficiency of $412,446 at December 31, 2010. Net cash used in operating activities for the nine months ended September 30, 2011 was $334,252, compared to $208,316 for the nine months ended September 30, 2010, an increase of $125,936.

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

Off-Balance-Sheet Arrangements

As of September 30, 2011, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4) of Regulation S-K.

Inflation

Periods of high inflation could have a material adverse impact on us to the extent that increased borrowing costs for floating rate debt (if any) may not be offset by increases in cash flow.  At September 30, 2011, we had $0 in floating rate debt outstanding. There was no significant impact on our operations as a result of inflation during the nine-month period ended September 30, 2011.

Recent Accounting Pronouncements

See Note 3 to the financial statements included in Part I, Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

As of September 30, 2011, Mr. Joseph K. Pagano, who is our Chief Executive Officer, Secretary and Treasurer (and principal financial officer) evaluated the effectiveness of our "disclosure controls and procedures" as defined in Rules 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 ("Disclosure Controls"). Based upon this evaluation, Mr. Pagano concluded that the Disclosure Controls were effective, as of the date of his evaluation, in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that any information relating to us that is required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2011, there were no changes in our  "internal  control over financial  reporting" as defined in Rules  13a-15(f) and 15d-15(f) of the Securities  Exchange Act of 1934 (“Internal Control”),  that have  materially affected or are reasonably likely to materially affect our Internal Control.

PART II- OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 12, 2011, the Board of Directors approved the grant to Robert Reinhart, an option to purchase up to 25,000 shares of the Company’s Common Stock with an exercise price of $0.25 per share, and all of such options were exercisable immediately.  These options were issued pursuant to the Company’s 2010 Stock Incentive Plan.

On July 26, 2011, the Board of Directors approved the grant to Arnold Pollard, as option to purchase up to 50,000 shares of the Company’s Common Stock with an exercise price of $0.25 per share, and all of such options were exercisable immediately.  These options were non-plan options.

These issuances were made pursuant to the exemption from registration provided in Section 4 (2) of the Securities Act of 1933, as amended and the rules promulgated thereunder.

Item 5. Other Information

On November 11, 2011, the Company and each of Joseph K. Pagano, our Chairman and CEO, Frederick R. Adler, one of our directors and a beneficial owner of more than 10% of our outstanding common stock, Samuel A. Rozzi, a beneficial owner of more than 10% of our outstanding common stock and one additional investor, entered into a subscription agreement pursuant to which the Company raised an aggregate of $200,000.  Each investor indicated above invested $50,000 and received in exchange a promissory note made by the Company  in favor of such investor in the amount of $50,000 (each a “Note”, collectively, the “Notes”) and a warrant to purchase 333,333 shares of our common stock at an exercise price of $0.15 per share (the “Warrants”).

The Notes will accrue interest at a rate of six percent per annum, which interest will be payable quarterly until April 19, 2014, at which time the outstanding principal amount, with interest accrued  and unpaid thereon, will be due and payable.  The Notes will become due and payable upon customary events of default or if the Company consummates an equity financing resulting in net proceeds of $4,000,000 or more to the Company.

 The Warrants are exercisable, in whole or in part, during the period from November 11, 2011 to November 11, 2016.

The Notes and Warrants were issued in private transactions pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).  Each Holder has represented to the Company that he or it is an accredited investor as defined as pursuant to the Act.

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

SENTISEARCH, INC.

Date: November 14, 2011	/s/ Joseph K. Pagano
Joseph K. Pagano, Chief Executive Officer and Treasurer (principal executive and financial officer)

EXHIBIT INDEX

Exhibit	Description
31	Certification of Chief Executive Officer and principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32	Certification of Chief Executive Officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.